Form 10-Q
period 1996-03-31
WHITTMAN HART INC
filed 1996-06-14
CIK 1009403

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1996
                                   --------------

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______________ to _______________

    Commission file number:  0-28166
                             -------


                                 WHITTMAN-HART, INC.
                -----------------------------------------------------
                (Exact name of registrant as specified in its charter)

         Delaware                                   36-3797833
         --------                                   ----------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

311 South Wacker Drive, Suite 3500, Chicago, Illinois      60606-6618
- -----------------------------------------------------      ----------
(Address of principal executive offices)                   (Zip Code)

                                    (312) 922-9200
                                    --------------
                  Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of June 1, 1996, there were 8,951,514 shares of common stock of the registrant outstanding.

                                 WHITTMAN-HART, INC.

                                      FORM 10-Q

                    For the quarterly period ended March 31, 1996

                                  TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION                                             Page

Item 1.   Financial statements

          Balance Sheets as of March 31, 1996
          and December 31, 1995                                                3

          Statements of Earnings for the three months
          ended March 31, 1996 and 1995                                        4

          Statements of Cash Flows for the three months
          ended March 31, 1996 and 1995                                        5

          Notes to Financial Statements                                        6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                                 7

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                     9

SIGNATURES                                                                     9

INDEX TO EXHIBITS                                                             10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                 WHITTMAN-HART, INC.
                                    BALANCE SHEETS



                                                                          MARCH 31,         DECEMBER 31,
                                                                            1996                1995
                                                                       --------------      --------------
                                 ASSETS
Current assets:
 Cash and cash equivalents                                              $    174,271        $  4,083,178
 Trade accounts receivable, net of allowance for doubtful accounts
   of $229,750 and $100,000 in 1996 and 1995, respectively                10,373,613           8,785,240
 Other receivables                                                            33,059              63,060
 Prepaid expenses and other                                                  946,438             481,831
 Notes and interest receivable - stockholder                                    -                326,356
 Notes and interest receivable - executives                                   86,355             106,355
 Deferred income taxes                                                        50,000              50,000
                                                                        ------------        ------------
   Total current assets                                                   11,663,736          13,896,020

 Property and equipment, net                                               4,272,406           3,197,330
 Notes receivable - executives                                                71,107              51,500
 Other                                                                       144,075              84,117
                                                                        ------------        ------------
                                                                        $ 16,151,324        $ 17,228,967
                                                                        ------------        ------------
                                                                        ------------        ------------
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt                                        506,321             550,363
 Notes payable - stockholder                                                    -                317,413
 Accounts payable                                                            688,377           1,264,048
 Accrued compensation and related costs                                    4,283,007           5,843,859
 Income taxes payable                                                        444,344                -
 Other accrued liabilities                                                   736,907             542,541
 Distributions payable                                                       860,646             860,646
 Other current liabilities                                                   331,887             321,375
                                                                        ------------        ------------
 Total current liabilities                                                 7,851,489           9,700,245

Long-term debt, less current maturities                                    1,083,306           1,134,729
Deferred rent                                                                636,728             538,934
                                                                        ------------        ------------
 Total liabilities                                                         9,571,523          11,373,908

Redeemable convertible preferred stock, 10%, $.001 par value,
 239,019 shares authorized, issued and outstanding (redemption
 value $5,820,834 and $5,683,334 in 1996 and 1995, respectively)           5,726,770           5,583,843

Stockholders' equity:
 Preferred stock, $.001 par value, 3,000,000 shares authorized,
   none issued and outstanding                                                  -                   -
 Common stock, $.001 par value, 15,000,000 authorized, 5,388,136
   and 5,371,372 shares issued in 1996 and 1995, respectively                  5,388               5,371
 Additional paid-in capital                                                  361,005             289,943
 Retained earnings                                                           524,705              -
 Deferred compensation                                                       (13,969)             -
                                                                        ------------        ------------
                                                                             877,129             295,314
 Common stock held in treasury, at cost, 7,698 shares in 1996
   and 1995                                                                  (24,098)            (24,098)
                                                                        ------------        ------------
 Total stockholders' equity                                                  853,031             271,216
                                                                        ------------        ------------
                                                                        $ 16,151,324        $ 17,228,967
                                                                        ------------        ------------
                                                                        ------------        ------------


See accompanying notes to financial statements.

                                 WHITTMAN-HART, INC.
                                STATEMENTS OF EARNINGS



                                                                THREE MONTHS ENDED MARCH 31,
                                                                   1996               1995
                                                             --------------       -------------
Revenues                                                      $ 17,793,710         $ 9,671,840
Cost of services                                                10,675,120           5,946,290
                                                              ------------         -----------
 Gross profit                                                    7,118,590           3,725,550

Costs and expenses:
 Selling                                                           799,230             528,010
 Recruiting                                                        733,830             479,010
 General and administrative                                      4,467,488           2,329,584
                                                              ------------         -----------
 Total costs and expenses                                        6,000,548           3,336,604
                                                              ------------         -----------
Operating income                                                 1,118,042             388,946

Other income (expense):
 Interest expense                                                  (31,210)            (57,770)
 Interest income                                                    31,380               6,520
 Other, net                                                         (5,460)             (6,990)
                                                              ------------         -----------
 Total other income (expense)                                       (5,290)            (58,240)
                                                              ------------         -----------
Income before income taxes                                       1,112,752             330,706
Income taxes                                                       445,120                -
                                                              ------------         -----------
Net income                                                    $    667,632         $   330,706
                                                              ------------         -----------
                                                              ------------         -----------
Net income per share                                          $       0.10
                                                              ------------
                                                              ------------
Shares used in computing net income per share                    6,904,589
                                                              ------------
                                                              ------------
Pro forma income data:
 Net income as reported                                                            $   330,706
 Pro forma adjustment to provision for income taxes                                    128,000
                                                                                   -----------
 Pro forma net income                                                              $   202,706
                                                                                   -----------
                                                                                   -----------
 Pro forma net income per share                                                    $      0.03
                                                                                   -----------
                                                                                   -----------
 Shares used in computing pro forma net income
 per share                                                                           7,139,950
                                                                                   -----------
                                                                                   -----------


See accompanying notes to financial statements.

                                 WHITTMAN-HART, INC.
                               STATEMENTS OF CASH FLOWS




                                                                 THREE MONTHS ENDED MARCH 31,
                                                                   1996               1995
                                                              -------------       -------------
Cash flows from operating activities:
 Net income                                                    $   667,632         $   330,706
 Adjustments to reconcile net income to net cash
 used in operating activities:
 Depreciation and amortization                                     209,370              98,510
 Gain on disposition of property and equipment                     (12,607)               -
 Executive stock expense                                             6,866              62,498
 Changes in assets and liabilities:
    Receivables                                                 (1,558,372)         (1,134,641)
    Prepaid expenses and other                                    (464,607)             35,251
    Notes receivable                                               326,749              (6,519)
    Other assets                                                   (59,958)             (5,370)
    Accounts payable                                              (575,671)            379,300
    Accrued compensation and related costs                      (1,511,539)           (436,037)
    Income taxes payable                                           444,344                -
    Other accrued liabilities                                      194,366            (327,453)
    Deferred rent                                                   97,794              79,241
    Other current liabilities                                       10,512              15,444
                                                               -----------         -----------
Net cash used in operating activities                           (2,225,121)           (909,070)
                                                               -----------         -----------
Cash flows from investing activities:
 Purchase of property and equipment                             (1,314,030)           (477,789)
 Proceeds from disposition of property and equipment                43,122                -
                                                               -----------         -----------
Net cash used in investing activities                           (1,270,908)           (477,789)
                                                               -----------         -----------
Cash flows from financing activities:
 Proceeds from issuance of bank debt                                48,775             500,000
 Payments on bank debt                                            (144,240)           (153,954)
 Borrowings from revolving credit agreement                           -                550,000
 Payments on related party debt                                   (317,413)               -
 Checks issued in excess of bank balance                              -                490,813
                                                               -----------         -----------
Net cash provided by (used in) financing activities               (412,878)          1,386,859
                                                               -----------         -----------
Net decrease in cash and cash equivalents                       (3,908,907)               -
                                                               -----------         -----------
Cash and cash equivalents at beginning of period                 4,083,178                -
                                                               -----------         -----------
Cash and cash equivalents at end of period                     $   174,271         $      -
                                                               -----------         -----------
                                                               -----------         -----------
Supplemental disclosures of cash flow information:
 Interest paid                                                 $    31,455         $    57,474
                                                               -----------         -----------
                                                               -----------         -----------


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

   The accompanying unaudited interim financial statements of Whittman-Hart, Inc. (the Company) have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for these interim periods.

   The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

   These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1995, included in the registration statement (No. 333-1778) on Form S-1 filed by the Company with the Securities and Exchange Commission on February 29, 1996, as amended.

NOTE 2 - COMPUTATION OF NET INCOME PER SHARE

   Net income per common and common equivalent share is computed based on the weighted average of common and common equivalent shares (redeemable convertible preferred stock, 10%, $.001 par value and stock options) outstanding during the period.

   Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued during the twelve months immediately preceding the offering date (using the treasury stock method and the initial public offering price per share) have been included in the calculation of common and common equivalent shares as if they were outstanding for the entire period presented.

NOTE 3 - INCOME TAXES

   Prior to December 31, 1995, the Company's business was owned and operated by Whittman-Hart, L.P., a Delaware limited partnership, therefore, federal and certain state income tax liabilities were the responsibility of the partners. The pro forma tax adjustment for the three months ended March 31, 1995 represents federal and state income tax expense that would have been required had the Company operated as a C corporation during that period.

NOTE 4 - SUBSEQUENT EVENTS

   The Company's Board of Directors approved a 4 for 1 split of the common stock in the form of a stock dividend effective April 3, 1996. All common share and per share amounts have been adjusted retroactively to give effect to the stock split. Additionally, on April 3, 1996, the Company filed an Amendment to its Certificate of Incorporation effecting an increase in the number of authorized shares of common stock to 15,000,000 and authorizing 3,000,000 shares of preferred stock. The authorized numbers of shares have been adjusted to give effect to these increases.

   On May 8, 1996, the Company completed an initial public offering of its common stock in which 2,600,000 shares were sold by the Company, resulting in net proceeds of approximately $38.7 million. Upon the closing of the offering, 239,019 shares of redeemable convertible preferred stock were converted into 956,076 shares of common stock.

   Proceeds from the offering were used to retire two promissory notes totaling approximately $1.5 million at March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

   REVENUES. Revenues increased 84% to $17.8 million in the first quarter of 1996 from $9.7 million for the comparable 1995 quarter. Each of the Company's five branch offices experienced revenue growth in excess of 75%. Revenues from the Company's ten most significant clients grew 81%, but as a percentage of revenues remained constant at approximately 34%.

   GROSS PROFIT. Gross profit increased 91% to $7.1 million in the first quarter of 1996 from $3.7 million in the first quarter of 1995. Gross profit as a percentage of revenues increased to 40% in the current quarter from 39% in the comparable 1995 quarter. The Company continued to benefit from prior investments made in newer branches and business units.

   SELLING EXPENSES. Selling expenses increased 51% to $0.8 million in the first quarter of 1996 from $0.5 million in the comparable first quarter of 1995. As a percentage of revenues, selling expenses decreased to 4% in the current quarter from 5% in the first quarter of 1995. The decrease is attributable to a change in the structure of the sales commission plan.

   RECRUITING EXPENSES. Recruiting expenses increased 53% to $0.7 million in the first quarter of 1996 from $0.5 million in the first quarter of 1995. The number of consultants increased 69% to 618 from 366 in the prior year's first quarter. As a percentage of revenues, recruiting expenses decreased to 4% in the current quarter from 5% in the first quarter of 1995. The decrease is attributable to a reduction in total recruiting costs per hire to approximately $5,400 in the first quarter of 1996 from $6,100 in the comparable first quarter of 1995.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 92% to $4.5 million in the current quarter from $2.3 million in the first quarter of 1995. The increase is primarily attributable to a general increase in corporate costs, increased branch management personnel to support the growth of new business units and newer branch locations, increased personal computer leasing due to the rollout of laptop computers for all personnel and the establishment of a new Dallas branch office. As a percentage of revenues, general and administrative costs increased to 25% in the current quarter from 24% in the first quarter of 1995.

   INCOME TAXES. Income tax expense was $0.4 million in the first quarter of 1996 as compared to $0.1 million provided on a pro forma basis in the first quarter of 1995. Prior to December 31, 1995, the Company operated as a partnership. The pro forma tax adjustment for the first quarter of 1995 represents federal and state income tax expense that would have been required had the Company operated as a C corporation during that period.

   NET INCOME. Net income improved by 229% to $0.7 million or $0.10 per share in the current quarter from $0.2 million or $0.03 per share (based upon pro forma net income) in the first quarter of 1995. The increase in net income is primarily the result of significant revenue growth combined with improved gross margins. Net income as a percentage of revenues improved to 4% in the first quarter of 1996 from 2% in the comparable quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary source of liquidity has been operating cash flow, periodically supplemented by borrowings under the Company's revolving credit and term facilities with a commercial bank. The Company's revolving credit facility permits advances equal to the lesser of $2.0 million or 80% of qualified accounts receivable. Any borrowings against the Company's revolving credit facility bear interest, at the Company's option, at LIBOR plus 1.5% or the lender's prime rate, are due on demand and are secured by a lien on all of the Company's accounts receivable. There were no borrowings against this revolving credit facility as of June 1, 1996. The Company's revolving credit facility expires on July 31, 1996. Based upon the Company's current trade accounts receivable balance, the Company believes it could renegotiate and substantially increase its revolving credit facility if necessary.

   On May 8, 1996, the Company completed an initial public offering of its common stock which resulted in net proceeds to the Company of approximately $38.7 million. The Company believes the net proceeds from this offering, together with existing sources of liquidity and funds generated from operations, will provide adequate cash to fund its anticipated cash needs, including funding the Company's growth strategy, at least through the next twelve months. A portion of the proceeds from the offering were used to retire the Company's term facilities.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

    (11)  Statement Regarding Computation of Per Share Earnings
    (27)  Financial Data Schedule

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.


                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Whittman-Hart, Inc.

Date:    June 13, 1996            By:  /s/ Robert F. Bernard
      --------------------             -------------------------------
                                       Robert F. Bernard
                                       Chairman of the Board, President and
                                       Chief Executive Officer

Date:    June 13, 1996            By:  /s/ Kevin M. Gaskey
      --------------------             -------------------------------
                                       Kevin M. Gaskey
                                       Chief Financial Officer and Treasurer

                                  INDEX TO EXHIBITS

Exhibit No.   Description
- -----------   -----------

    11        Statement Regarding Computation of Per Share Earnings

    27        Financial Data Schedule