Form 10-Q
period 1996-06-30
WHITTMAN HART INC
filed 1996-08-09
CIK 1009403

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1996

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______________ to _______________

    Commission file number:  0-28166



                                 WHITTMAN-HART, INC.
             ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

              Delaware                                36-3797833
              --------                                ----------
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
      incorporation or organization)

   311 South Wacker Drive, Suite 3500,
          Chicago, Illinois                            60606-6618
 --------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

                                  (312) 922-9200
                                  ---------------
                  Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of August 2, 1996, there were 8,952,472 shares of common stock of the registrant outstanding.

                                 WHITTMAN-HART, INC.

                                      FORM 10-Q

                     For the quarterly period ended June 30, 1996

                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         Page

Item 1.  Financial Statements

         Balance Sheets as of June 30, 1996
         (unaudited) and December 31, 1995                                3

         Statements of Earnings for the three and six months
         ended June 30, 1996 and 1995 (unaudited)                         4

         Statements of Cash Flows for the six months
         ended June 30, 1996 and 1995 (unaudited)                         5

         Notes to Financial Statements                                    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                             8

PART II -     OTHER INFORMATION                                          10

SIGNATURES                                                               10

INDEX TO EXHIBITS                                                        11

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                                 WHITTMAN-HART, INC.
                                    BALANCE SHEETS


                                                                                     JUNE 30,     DECEMBER 31,
                                                                                       1996           1995
                                                                                  -------------  -------------
                                        ASSETS                                     (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                      $  26,101,651   $  4,083,178
  Short-term investments                                                             7,006,924           -
  Trade accounts receivable, net of allowance for doubtful accounts
    of $211,533 and $100,000 in 1996 and 1995, respectively                         14,099,238      8,785,240
  Other receivables                                                                    138,892         63,060
  Prepaid expenses and other                                                         1,106,444        481,831
  Notes and interest receivable - stockholder                                             -           326,356
  Notes and interest receivable - executives                                            69,756        106,355
  Deferred income taxes                                                                 50,000         50,000
                                                                                  -------------  -------------
     Total current assets                                                           48,572,905     13,896,020
  Property and equipment, net                                                        5,276,875      3,197,330
  Notes receivable - executives                                                        163,367         51,500
  Other                                                                                139,147         84,117
                                                                                  -------------  -------------
     Total assets                                                                $  54,152,294  $  17,228,967
                                                                                  -------------  -------------
                                                                                  -------------  -------------
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                                                    -           550,363
  Notes payable - stockholder                                                             -           317,413
  Accounts payable                                                                     446,888      1,264,048
  Accrued compensation and related costs                                             6,587,362      5,843,859
  Income taxes payable                                                                 112,608           -
  Other accrued liabilities                                                            637,069        542,541
  Distributions payable                                                                   -           860,646
  Other current liabilities                                                            139,751        321,375
                                                                                  -------------  -------------
  Total current liabilities                                                          7,923,678      9,700,245
Long-term debt, less current maturities                                                   -         1,134,729
Deferred rent                                                                          704,973        538,934
                                                                                  -------------  -------------
  Total liabilities                                                                  8,628,651     11,373,908
Redeemable convertible preferred stock, 10%, $.001 par value;
  239,019 shares authorized, issued and outstanding (redemption
  value $5,683,334)                                                                       -         5,583,843
Stockholders' equity:
  Preferred stock, $.001 par value; 3,000,000 shares authorized,
   none issued and outstanding                                                            -              -
  Common stock, $.001 par value; 15,000,000 authorized, 8,959,210
   and 5,371,372 shares issued in 1996 and 1995, respectively                            8,959          5,371
  Additional paid-in capital                                                        43,757,131        289,943
  Retained earnings                                                                  1,794,688           -
  Deferred compensation                                                                (13,037)          -
                                                                                  -------------  -------------

                                                                                    45,547,741        295,314
  Common stock held in treasury, at cost, 7,698 shares in 1996
   and 1995                                                                            (24,098)       (24,098)
                                                                                  -------------  -------------
    Total stockholders' equity                                                      45,523,643        271,216
                                                                                  -------------  -------------
       Total liabilities and stockholders' equity                                $  54,152,294  $  17,228,967
                                                                                  -------------  -------------
                                                                                  -------------  -------------


See accompanying notes to financial statements.

                                 WHITTMAN-HART, INC.
                                STATEMENTS OF EARNINGS
                                     (UNAUDITED)



                                                          THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                               1996           1995          1996           1995
                                                          ------------   ------------   ------------   ------------
Revenues                                                 $ 21,069,040   $ 11,740,090   $ 38,862,750   $ 21,411,930
Cost of services                                           12,686,860      7,183,750     23,361,980     13,130,040
                                                          ------------   ------------   ------------   ------------
  Gross profit                                              8,382,180      4,556,340     15,500,770      8,281,890
Costs and expenses:
  Selling                                                     910,310        576,310      1,709,540      1,104,320
  Recruiting                                                  873,200        535,310      1,607,030      1,014,320
  General and administrative                                5,177,734      2,929,190      9,645,222      5,258,774
                                                          ------------   ------------   ------------   ------------
    Total costs and expenses                                6,961,244      4,040,810     12,961,792      7,377,414
                                                          ------------   ------------   ------------   ------------
Operating income                                            1,420,936        515,530      2,538,978        904,476

Other income (expense):
  Interest expense                                            (16,190)       (45,010)       (47,400)      (102,780)
  Interest income                                             237,340         10,880        268,720         17,400
  Other, net                                                   88,540         (6,400)        83,080        (13,390)
                                                          ------------   ------------   ------------   ------------
    Total other income (expense)                              309,690        (40,530)       304,400        (98,770)
                                                          ------------   ------------   ------------   ------------
Income before income taxes                                  1,730,626        475,000      2,843,378        805,706
Income taxes                                                  653,570           -         1,098,690           -
                                                          ------------   ------------   ------------   ------------
Net income                                               $  1,077,056   $    475,000   $  1,744,688   $    805,706
                                                          ------------   ------------   ------------   ------------
                                                          ------------   ------------   ------------   ------------

Net income per share                                     $       0.12                  $       0.22
                                                          ------------                  ------------
                                                          ------------                  ------------

Shares used in computing net income per share               8,706,888                     7,805,738
                                                          ------------                  ------------
                                                          ------------                  ------------

Pro forma income data:
   Net income as reported                                               $    475,000                  $    805,706
   Pro forma adjustment to provision for income
      taxes                                                                  173,701                       301,701
                                                                         ------------                  ------------
   Pro forma net income                                                 $    301,299                  $    504,005
                                                                         ------------                  ------------
                                                                         ------------                  ------------

   Pro forma net income per share                                       $       0.04                  $       0.07
                                                                         ------------                  ------------
                                                                         ------------                  ------------

   Shares used in computing pro forma net income
      per share                                                            7,157,886                     7,148,917
                                                                         ------------                  ------------
                                                                         ------------                  ------------

See accompanying notes to financial statements.

                                                         WHITTMAN-HART, INC.
                                                      STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)


                                                                      SIX MONTHS ENDED JUNE 30,
                                                                          1996           1995
                                                                    -------------    -----------
Cash flows from operating activities:
  Net income                                                       $  1,744,688     $  805,706
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                                     488,975        227,178
      Gain on disposition of property and equipment                     (12,607)          -
      Executive stock expense                                            29,213        180,656
      Changes in assets and liabilities:
       receivables                                                   (5,389,830)    (2,040,749)
      Prepaid expenses and other                                       (624,613)        91,252
      Notes receivable                                                  251,088        (14,704)
      Other assets                                                      (55,030)       (75,300)
      Accounts payable                                                 (817,160)      (438,532)
      Accrued compensation and related costs                            816,420        986,643
      Income taxes payable                                              112,608           -
      Other accrued liabilities                                          94,528       (327,273)
      Deferred rent                                                     166,039        158,481
      Other current liabilities                                        (181,624)        99,200
                                                                    -------------    -----------
Net cash used in operating activities                                (3,377,305)      (347,442)
                                                                    -------------    -----------

Cash flows from investing activities:
  Purchase of short-term investments                                 (7,006,924)          -
  Purchase of property and equipment                                 (2,597,172)      (567,807)
  Proceeds from disposition of property and equipment                    43,122           -
                                                                    -------------    -----------
Net cash used in investing activities                                (9,560,974)      (567,807)
                                                                    -------------    -----------
Cash flows from financing activities:
  Proceeds from issuance of bank debt                                    48,775        500,000
  Payments on bank debt                                              (1,733,867)      (239,457)
  Payments on related party debt                                       (317,413)          -
  Proceeds from issuance of common stock, net of issuance costs      37,819,903           -
  Purchase of common stock                                                 -           (19,868)
  Partnership capital distributions                                    (860,646)       (81,022)
  Checks issued in excess of bank balance                                  -           755,596
                                                                    -------------    -----------
Net cash provided by financing activities                            34,956,752        915,249
                                                                    -------------    -----------
Net increase in cash and cash equivalents                            22,018,473           -
                                                                    -------------    -----------
Cash and cash equivalents at beginning of period                      4,083,178           -
                                                                    -------------    -----------
Cash and cash equivalents at end of period                         $ 26,101,651     $     -
                                                                    -------------    -----------
                                                                    -------------    -----------


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

   The accompanying unaudited interim financial statements of Whittman-Hart, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein includes all adjustments which are, in the opinion of management, necessary for a fair presentation of results for these interim periods, and all such adjustments are of a normal recurring nature.

   The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

   These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1995, included in the registration statement (No. 333-1778) on Form S-1 filed by the company with the Securities and Exchange Commission on February 29, 1996, as amended.

2.  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

   Cash equivalents are comprised of certain highly liquid investments with maturities of less than three months. Short-term investments consist of debt securities with maturities beyond three months but less than twelve months. The short-term investments are classified as available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, these investments are stated at fair value.

3.  COMPUTATION OF NET INCOME AND PRO FORMA NET INCOME PER SHARE

   Net income and pro forma net income per common and common equivalent share are computed based on the weighted average of common and common equivalent shares (redeemable convertible preferred stock and stock options) outstanding during the period.

   Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued during the twelve months immediately preceding the initial public offering date (using the treasury stock method and the initial public offering price per share) have been included in the calculation of common and common equivalent shares as if they were outstanding for all periods presented.

4.  INCOME TAXES

   Prior to December 31, 1995, the Company's business was owned and operated by Whittman-Hart, L.P., a Delaware limited partnership, therefore, federal and certain state income tax liabilities were the responsibility of the partners. The pro forma tax adjustments for the three and six months ended June 30, 1995 represent federal and additional state income tax expense that would have been required had the Company operated as a C corporation during those periods.

5.  STOCKHOLDERS' EQUITY

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

   On May 8, 1996, the Company completed an initial public offering of its common stock in which 2,600,000 shares were sold by the Company, resulting in net proceeds of approximately $37.8 million. In connection with such offering, 239,019 shares of redeemable convertible preferred stock were converted into 956,074 shares of common stock.
All accrued and unpaid dividends related to the redeemable convertible preferred stock were canceled upon the conversion to common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

   REVENUES. Revenues increased 79% to $21.1 million in the second quarter of 1996 from $11.7 million for the comparable 1995 quarter. Revenues in the first six months of 1996 increased 82% to $38.9 million from $21.4 million for the first six months of 1995. Each of the company's five established branch offices experienced revenue growth in excess of 70% in both the second quarter and first six months of 1996 as compared to the same periods in 1995. Revenues from the company's ten most significant clients grew 61% and 76% for the second quarter and first six months of 1996, respectively, versus the comparable 1995 periods, but as a percentage of revenues remained constant at approximately 33%.

   GROSS PROFIT. Gross profit increased 84% to $8.4 million in the second quarter of 1996 from $4.6 million in the second quarter of 1995. Gross profit in the first six months of 1996 increased 87% to $15.5 million from $8.3 million in the first six months of 1995. Gross profit as a percentage of revenues increased to 40% in both the second quarter and first six months of 1996 from 39% in the comparable 1995 periods. The Company continued to benefit from prior investments made in newer branches and business units.

   SELLING EXPENSES. Selling expenses increased 58% to $0.9 million in the second quarter of 1996 from $0.6 million in the comparable 1995 quarter. Selling expenses in the first six months of 1996 increased 55% to $1.7 million from $1.1 million in the first six months of 1995. As a percentage of revenues, selling expenses decreased to 4% in both the second quarter and first six months of 1996 from 5% in the comparable periods in 1995. The decrease is attributable to a change in the structure of the sales commission plan.

   RECRUITING EXPENSES. Recruiting expenses increased 63% to $0.9 million in the second quarter of 1996 from $0.5 million in the second quarter of 1995. Recruiting expenses for the first six months of 1996 increased 58% to $1.6 million from $1.0 million in the first six months of 1995. As a percentage of revenues, recruiting expenses decreased to 4% in both the second quarter and first six months of 1996 from 5% in the comparable periods in 1995. The number of consultants increased 69% to 718 as of June 30, 1996 from 425 as of June 30, 1995, while total recruiting costs per hire for the first six months of each year remained constant at approximately $5,700.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 77% to $5.2 million in the second quarter of 1996 from $2.9 million in the second quarter of 1995. General and administrative expenses for the first six months of 1996 increased 83% to $9.6 million from $5.3 million in the first six months of 1995. The increase is primarily attributable to a general increase in corporate costs, increased numbers of branch management personnel to support the growth of new business units and newer branch locations, increased personal computer leasing due to the rollout of laptop computers for consultants and the establishment of a new Dallas branch office. General and administrative costs as a percentage of revenues was 25% for both the second quarter and first six months of 1996 and 1995.

   OTHER INCOME (EXPENSE). Other income (expense) increased $0.4 million in both the second quarter and first six months of 1996 as compared to the same periods in 1995. The increase is primarily attributable to interest earned on investments of available net proceeds from the Company's initial public offering.

   INCOME TAXES. The effective tax rate was 38% and 39% for the second quarter and first six months of 1996, respectively, as compared to 37% on a pro forma basis for the same periods of 1995. Prior to December 31, 1995, the Company operated as a partnership. The pro forma tax adjustments for the three and six months ended June 30, 1996 represent federal and additional state income tax expense that would have been required had the Company operated as a C corporation during those periods.


LIQUIDITY AND CAPITAL RESOURCES

    Prior to its initial public offering in May 1996, the Company's primary source of liquidity had been operating cash flow, periodically supplemented by borrowings under the Company's revolving credit and term facilities with a commercial bank. The Company has a Loan Agreement under which it may apply for up to $5.0 million of credit with interest, at the Company's option, at LIBOR plus 1.5% or the lender's prime rate. There were no borrowings under this Loan Agreement as of July 31, 1996. The Company's Loan Agreement expires on April 30, 1997.

   On May 8, 1996, the Company completed an initial public offering of its common stock which resulted in net proceeds to the Company of $37.8 million. A portion of the proceeds from the offering were used to retire the Company's term facilities. The Company believes the net proceeds from such offering, together with existing sources of liquidity and funds generated from operations, will provide adequate cash to fund its anticipated cash needs, including funding the Company's growth strategy, at least through the next twelve months.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   On April 3, 1996, prior to the Company's initial public offering, the Company's twenty stockholders unanimously consented to, approved and adopted the form, terms and provisions of an Amendment to the Company's Certificate of Incorporation. This Amendment, among other things, increased the number of authorized shares of the Company's Common Stock, established a class of "blank-check" Preferred Stock, established a staggered Board of Directors and added indemnification coverage for directors, officers, employees and agents.

   On April 22, 1996, prior to the Company's initial public offering, the Company's twenty stockholders unanimously consented to, approved and adopted the form of an Amended and Restated Certificate of Incorporation and determined that the current directors of the Company should be divided into the following classes established by the Amendment: Lawrence P. Roches and Robert F. Steel to serve in the class with a term expiring at the 1997 annual meeting of stockholders, Paul D. Carbery and Edward V. Szofer to serve in the class with the term expiring at the 1998 annual meeting of stockholders, and Robert F. Bernard to serve in the class with the term expiring at the 1999 annual meeting of stockholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

    (11)  Statement Regarding Computation of Per Share Earnings
    (27)  Financial Data Schedule

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Whittman-Hart, Inc.

Date:         August 9, 1996           By:  /s/ Robert F. Bernard
      ---------------------------           ---------------------------
                                            Robert F. Bernard
                                            Chairman of the Board,
                                            President and Chief
                                            Executive Officer

Date:         August 9, 1996           By:  /s/ Kevin M. Gaskey
      ---------------------------           ---------------------------

                                            Kevin M. Gaskey
                                            Chief Financial Officer and
                                            Treasurer

                              INDEX TO EXHIBITS


Exhibit No.   Description
- -----------   -----------

    11        Statement Regarding Computation of Per Share Earnings

    27        Financial Data Schedule