Form 10-Q
period 1996-09-30
WHITTMAN HART INC
filed 1996-11-12
CIK 1009403

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______________ to _______________

    Commission file number:  0-28166



                              WHITTMAN-HART, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                     36-3797833
            --------                                     ----------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

311 South Wacker Drive, Suite 3500, Chicago, Illinois    60606-6618
-----------------------------------------------------    ----------
(Address of principal executive offices)                 (Zip Code)

                                 (312) 922-9200
                                 --------------
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of October 31, 1996, there were 10,061,620 shares of common stock of the registrant outstanding.

                              WHITTMAN-HART, INC.

                                   FORM 10-Q

                For the quarterly period ended September 30, 1996

                               TABLE OF CONTENTS

PART - I  FINANCIAL INFORMATION                                            Page

Item 1.   Financial Statements

          Balance Sheets as of September 30, 1996 (unaudited) and
          December 31, 1995                                                  3

          Statements of Earnings for the three and nine months
          ended September 30, 1996 and 1995 (unaudited)                      4

          Statements of Cash Flows for the nine months
          ended September 30, 1996 and 1995 (unaudited)                      5

          Notes to Financial Statements                                      6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                               8

PART - II OTHER INFORMATION                                                 10

SIGNATURES                                                                  10

INDEX TO EXHIBITS                                                           11

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                            WHITTMAN-HART, INC.
                                              BALANCE SHEETS

                                                                         SEPTEMBER 30,       DECEMBER 31,
                                                                              1996              1995
                                                                         ------------       ------------
                                  ASSETS                                 (UNAUDITED)
Current assets:
     Cash and cash equivalents                                           $ 52,035,646       $  4,083,178
     Short-term investments                                                11,560,017              -
     Trade accounts receivable, net of allowance for doubtful accounts
          of $273,006 and $100,000 in 1996 and 1995, respectively          13,154,308          8,785,240
     Other receivables                                                        391,602             63,060
     Prepaid expenses and other                                             1,202,404            481,831
     Notes and interest receivable - stockholder                                -                326,356
     Notes and interest receivable - executives                                18,442            106,355
     Deferred income taxes                                                    183,604             50,000
                                                                         ------------       ------------
          Total current assets                                             78,546,023         13,896,020
     Property and equipment, net                                            5,453,386          3,197,330
     Notes receivable - executives                                            160,200             51,500
     Other                                                                     82,464             84,117
                                                                         ------------       ------------
          Total assets                                                   $ 84,242,073       $ 17,228,967
                                                                         ------------       ------------
                                                                         ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                       -                550,363
     Notes payable - stockholder                                                -                317,413
     Accounts payable                                                         884,484          1,264,048
     Accrued compensation and related costs                                 5,140,587          5,843,859
     Income taxes payable                                                     402,199              -
     Other accrued liabilities                                              1,151,943            542,541
     Distributions payable                                                      -                860,646
     Other current liabilities                                                216,639            321,375
                                                                         ------------       ------------
     Total current liabilities                                              7,795,852          9,700,245

Long-term debt, less current maturities                                         -              1,134,729
Deferred rent                                                                 827,417            538,934
                                                                         ------------       ------------
     Total liabilities                                                      8,623,269         11,373,908

Redeemable convertible preferred stock, 10%, $.001 par value;
     239,019 shares authorized, issued and outstanding (redemption
     value $5,683,334)                                                          -              5,583,843

Stockholders' equity:
     Preferred stock, $.001 par value; 3,000,000 shares authorized,
          none issued and outstanding                                           -                  -
     Common stock, $.001 par value; 15,000,000 authorized, 10,050,950
          and 5,371,372 shares issued in 1996 and 1995, respectively           10,051              5,371
     Additional paid-in capital                                            72,235,151            289,943
     Retained earnings                                                      3,478,554              -
     Deferred compensation                                                   (104,952)             -
                                                                         ------------       ------------
                                                                           75,618,804            295,314
     Common stock held in treasury, at cost, 0 and 7,698 shares in 1996
          and 1995, respectively                                                -                (24,098)
                                                                         ------------       ------------
          Total stockholders' equity                                       75,618,804            271,216
                                                                         ------------       ------------
               Total liabilities and stockholders' equity                $ 84,242,073       $ 17,228,967
                                                                         ------------       ------------
                                                                         ------------       ------------

     See accompanying notes to financial statements.

                                                      WHITTMAN-HART, INC.
                                                    STATEMENTS OF EARNINGS
                                                         (UNAUDITED)


                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                                             1996             1995             1996             1995
                                                       -------------    -------------    -------------    -------------
Revenues                                               $  23,301,500    $  13,193,660    $  62,164,250    $  34,605,590
Cost of services                                          13,842,490        7,992,900       37,204,470       21,122,940
                                                       -------------    -------------    -------------    -------------
     Gross profit                                          9,459,010        5,200,760       24,959,780       13,482,650

Costs and expenses:
     Selling                                                 926,250          660,090        2,635,790        1,764,410
     Recruiting                                              926,730          642,580        2,533,760        1,656,900
     General and administrative                            5,244,244        3,342,880       14,889,466        8,601,654
                                                       -------------    -------------    -------------    -------------
          Total costs and expenses                         7,097,224        4,645,550       20,059,016       12,022,964
                                                       -------------    -------------    -------------    -------------
Operating income                                           2,361,786          555,210        4,900,764        1,459,686

Other income (expense):
     Interest expense                                          -              (62,040)         (47,400)        (164,820)
     Interest income                                         498,000           22,220          766,720           39,620
     Other, net                                             (192,680)          88,090         (109,600)          74,700
                                                       -------------    -------------    -------------    -------------
          Total other income (expense)                       305,320           48,270          609,720          (50,500)
                                                       -------------    -------------    -------------    -------------
Income before income taxes                                 2,667,106          603,480        5,510,484        1,409,186
Income taxes                                                 983,240            -            2,081,930            -
                                                       -------------    -------------    -------------    -------------
Net income                                             $   1,683,866    $     603,480    $   3,428,554    $   1,409,186
                                                       -------------    -------------    -------------    -------------
                                                       -------------    -------------    -------------    -------------
Net income per share                                   $        0.17                     $        0.40
                                                       -------------                     -------------
                                                       -------------                     -------------
Shares used in computing net income per share             10,137,224                         8,582,900
                                                       -------------                     -------------
                                                       -------------                     -------------
Pro forma income data:
     Net income as reported                                             $     603,480                     $   1,409,186
     Pro forma adjustment to provision for income
          taxes                                                               225,976                           527,677
                                                                        -------------                     -------------
     Pro forma net income                                               $     377,504                     $     881,509
                                                                        -------------                     -------------
                                                                        -------------                     -------------
     Pro forma net income per share                                     $        0.05                     $        0.12
                                                                        -------------                     -------------
                                                                        -------------                     -------------
     Shares used in computing pro forma net income
          per share                                                         7,067,192                         7,121,675
                                                                        -------------                     -------------
                                                                        -------------                     -------------

See accompanying notes to financial statements.

                                         WHITTMAN-HART, INC.
                                       STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                              1996           1995
                                                                         ------------   ------------
Cash flows from operating activities:
     Net income                                                          $  3,428,554   $  1,409,186
     Adjustments to reconcile net income to net cash
          used in operating activities:
          Depreciation and amortization                                       841,169        385,055
          Deferred income taxes                                              (133,604)         -
          Gain on disposition of property and equipment                       (12,607)         -
          Executive stock expense                                              29,213        216,668
          Changes in assets and liabilities:
               Receivables                                                 (4,683,592)    (3,615,194)
               Prepaid expenses and other                                    (720,573)       117,705
               Notes receivable                                               305,569         37,976
               Other assets                                                     1,653        (89,377)
               Accounts payable                                              (379,564)        66,998
               Accrued compensation and related costs                        (630,355)       790,284
               Income taxes payable                                           402,199          -
               Other accrued liabilities                                      272,554       (147,917)
               Deferred rent                                                  288,483        276,326
               Other current liabilities                                     (104,736)        44,097
                                                                         ------------   ------------
Net cash used in operating activities                                      (1,095,637)      (508,193)
                                                                         ------------   ------------
Cash flows from investing activities:
     Purchases of short-term investments                                  (12,571,399)         -
     Sales and maturities of short-term investments                           999,784          -
     Purchases of property and equipment                                   (3,096,154)    (1,115,390)
     Proceeds from disposition of property and equipment                       43,122          -
                                                                         ------------   ------------
Net cash used in investing activities                                     (14,624,647)    (1,115,390)
                                                                         ------------   ------------
Cash flows from financing activities:
     Proceeds from issuance of redeemable convertible preferred
          stock, net of issuance costs                                          -          5,463,241
     Proceeds from issuance of bank debt                                       48,775        500,000
     Payments on bank debt                                                 (1,733,867)      (366,509)
     Payments on related party debt                                          (317,413)         -
     Proceeds from issuance of common stock, net of issuance costs         65,933,251          -
     Proceeds from exercise of stock options                                   72,733          -
     Proceeds from employee stock purchase plan                               529,919          -
     Purchase of common stock                                                   -         (1,519,868)
     Partnership capital distributions                                       (860,646)      (104,476)
     Checks issued in excess of bank balance                                    -           (121,802)
                                                                         ------------   ------------
Net cash provided by financing activities                                  63,672,752      3,850,586
                                                                         ------------   ------------
Net increase in cash and cash equivalents                                  47,952,468      2,227,003
                                                                         ------------   ------------
Cash and cash equivalents at beginning of period                            4,083,178          -
                                                                         ------------   ------------
Cash and cash equivalents at end of period                               $ 52,035,646    $  2,227,003
                                                                         ------------   ------------
                                                                         ------------   ------------

Supplemental disclosures of cash flow information:
     Interest paid                                                       $     58,181    $    186,659
     Income taxes paid                                                      1,813,335          -

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

     The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

     These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1995, included in the registration statement (No. 333-09617) on Form S-1 filed by the Company with the Securities and Exchange Commission on August 6, 1996, as amended.

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

     Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued during the twelve months immediately preceding the initial public offering date (using the treasury stock method and the initial public offering price per share) have been included in the calculation of common and common equivalent shares as if they were outstanding through the date of the initial public offering.

4.   INCOME TAXES

     Prior to December 31, 1995, the Company's business was owned and operated by Whittman-Hart, L.P., a Delaware limited partnership, therefore, federal and certain state income tax liabilities were the responsibility of the partners. The pro forma tax adjustments for the three and nine months ended September 30, 1995 represent federal and additional state income tax expense that would have been required had the Company operated as a C corporation during those periods.

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

     On August 22, 1996, the Company completed a follow-on public offering of its common stock in which 1,050,000 shares were sold by the Company resulting in net proceeds of approximately $27.8 million, after deducting estimated offering expenses.

6.   SUBSEQUENT EVENT

     The Company will hold a Special Meeting of Stockholders on November 25, 1996 for voting on an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 15,000,000 shares to 37,000,000 shares and to eliminate the 10% Cumulative Convertible Preferred Stock from the Company's authorized capital. The increase in the authorized shares of common stock will provide the Company with additional available shares for general corporate purposes, future acquisitions and equity financings. Subject to stockholder approval of this increase and future market conditions, the Company intends to declare a 2-for-1 stock split effected in the form of a 100% stock dividend.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     REVENUES. Revenues increased 77% to $23.3 million in the third quarter of 1996 from $13.2 million for the comparable 1995 quarter. Revenues in the first nine months of 1996 increased 80% to $62.2 million from $34.6 million for the first nine months of 1995. Each of the Company's branch offices and significant business units experienced substantial growth in both the third quarter and first nine months of 1996 as compared to the same periods in 1995. Revenues from the Company's ten most significant clients, expressed as a percentage of total revenues, declined to 28% in the third quarter of 1996 from 36% in third quarter of 1995 and to 31% in the first nine months of 1996 from 34% in the comparable 1995 period.

     GROSS PROFIT. Gross profit increased 82% to $9.5 million in the third quarter of 1996 from $5.2 million in the third quarter of 1995. Gross profit in the first nine months of 1996 increased 85% to $25.0 million from $13.5 million in the first nine months of 1995. Gross profit as a percentage of revenues increased to 41% and 40% in the third quarter and first nine months of 1996, respectively, from 39% in both comparable 1995 periods. The margin increase is due to a change in the sales mix toward higher-end service offerings.

     SELLING EXPENSES. Selling expenses increased 40% to $0.9 million in the third quarter of 1996 from $0.7 million in the comparable 1995 quarter. Selling expenses in the first nine months of 1996 increased 49% to $2.6 million from $1.8 million in the first nine months of 1995. As a percentage of revenues, selling expenses decreased to 4% in both the third quarter and first nine months of 1996 from 5% in the comparable periods in 1995. The decrease as a percentage of revenues is attributable to a change in the structure of the sales commission plan.

     RECRUITING EXPENSES. Recruiting expenses increased 44% to $0.9 million in the third quarter of 1996 from $0.6 million in the third quarter of 1995. Recruiting expenses for the first nine months of 1996 increased 53% to $2.5 million from $1.7 million in the first nine months of 1995. As a percentage of revenues, recruiting expenses decreased to 4% in both the third quarter and first nine months of 1996 from 5% in the comparable periods in 1995. The decrease as a percentage of revenues is due to lower attrition rates and reduced recruiting costs per hire. The number of consultants increased 72% to 819 as of September 30, 1996 from 476 as of September 30, 1995, while total recruiting costs per hire for the first nine months of each year decreased to approximately $5,900 in 1996 from approximately $6,400 in 1995.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 57% to $5.2 million in the third quarter of 1996 from $3.3 million in the third quarter of 1995. General and administrative expenses for the first nine months of 1996 increased 73% to $14.9 million from $8.6 million in the first nine months of 1995. The increase is primarily attributable to a general increase in corporate costs, increased numbers of branch management personnel to support the growth of new business units and newer branch locations, increased personal computer leasing due to the rollout of laptop computers for consultants and the establishment of a new Dallas branch office. As a percentage of revenues, general and administrative costs declined to 23% and 24% for the third quarter and first nine months of 1996, respectively, from 25% in both the third quarter and first nine months of 1995.

     INTEREST INCOME. The increases in interest income in both the third quarter and first nine months of 1996 as compared to the same periods in 1995 are attributable to interest earned on investments of available net proceeds from the Company's initial and follow-on public offerings.

     INCOME TAXES. The Company's effective tax rate was 37% and 38% for the third quarter and first nine months of 1996, respectively, as compared to 37% on a pro forma basis for the same periods of 1995. Prior to December 31, 1995, the Company operated as a partnership. The pro forma tax adjustments for the three and nine months ended September 30, 1996 represent federal and additional state income tax expense that would have been required had the Company operated as a C corporation during those periods.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to its initial public offering in May 1996, the Company s primary source of liquidity had been operating cash flow, periodically supplemented by borrowings under the Company s revolving credit and term facilities with a commercial bank. The Company has a Loan Agreement for up to $5.0 million of unsecured credit with interest, at the Company s option, at LIBOR plus 1.5% or the lender s prime rate. There were no borrowings under this Loan Agreement as of October 31, 1996. The Company s Loan Agreement expires on April 30, 1997.

     On May 8, 1996, the Company completed an initial public offering of its common stock which resulted in net proceeds to the Company of $37.8 million. A portion of the proceeds from the offering were used to retire the Company s term facilities. On August 22, 1996, the Company completed a follow-on public offering of its common stock resulting in net proceeds to the Company of approximately $27.8 million, after deducting estimated offering expenses.

     The Company anticipates the net proceeds of its two public offerings, together with existing sources of liquidity and funds generated from operations, will provide adequate cash to fund its anticipated cash needs at least through the next twelve months.

SAFE HARBOR PROVISION

     This Form 10-Q contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, attracting and retaining highly skilled employees, management of growth, and management of risks associated with client projects, as well as those described in the "Risk Factor" section of the Company's registration statement (No. 333-09617) on Form S-1 filed by the Company with the Securities and Exchange Commission on August 6, 1996, as amended.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     (11)  Statement Regarding Computation of Per Share Earnings
     (27)  Financial Data Schedule

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Whittman-Hart, Inc.

Date:     NOVEMBER 11, 1996       By:  /S/ ROBERT F. BERNARD
     --------------------------      --------------------------------
                                     Robert F. Bernard
                                     Chairman of the Board, President and Chief
                                     Executive Officer


Date:     NOVEMBER 11, 1996       By:  /S/ KEVIN M. GASKEY
     --------------------------      --------------------------------
                                     Kevin M. Gaskey
                                     Chief Financial Officer and Treasurer

                                INDEX TO EXHIBITS


EXHIBIT NO.    DESCRIPTION
-----------    -----------

    11         Statement Regarding Computation of Per Share Earnings

    27         Financial Data Schedule