Form 10-K405
period 1996-12-31
WHITTMAN HART INC
filed 1997-03-31
CIK 1009403

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K
 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the fiscal year ended DECEMBER 31, 1996
                              -----------------
                                          OR
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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                       COMMON STOCK, PAR VALUE $0.001 PER SHARE
                       ----------------------------------------
                                    Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of March 20, 1997, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant (based upon the per share closing price of $16.00 on March 20, 1997, and for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers are affiliates) was approximately $189,519,120.

As of March 20, 1997, there were 20,215,329 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the registrant's 1996 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

ITEM 1.  BUSINESS.

   THE DISCUSSION BELOW CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN THE RULES PROMULGATED PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934) THAT ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO, THE COMPANY'S MANAGEMENT. THE COMPANY'S RESULTS, PERFORMANCE AND ACHIEVEMENTS IN 1997 AND BEYOND COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, ANY SUCH FORWARD-LOOKING STATEMENTS. SEE "SAFE HARBOR PROVISION" ON PAGE 18 FOR A DISCUSSION OF FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES.

SUMMARY

   Whittman-Hart, Inc. ("Whittman-Hart" or the "Company") provides strategic information technology ("IT") business solutions designed to improve its clients' productivity and competitive position. The Company offers its clients a single source for a comprehensive range of services required to successfully design, develop and implement integrated solutions in the client/server, open systems, midrange and mainframe computing environments. Among the services offered by the Company are systems integration; strategic IT planning; software development; package software implementation; business process reengineering; organizational change management; networking and connectivity; conventional and multimedia documentation and training; design and implementation of collaborative computing solutions; and design and implementation of electronic commerce solutions (such as Internet/intranet and electronic data interchange). The Company believes this breadth of services fosters long-term client relationships, affords cross-selling opportunities and minimizes the Company's dependence on any single technology.

   Whittman-Hart's marketing efforts focus on middle market companies ranging from $50 million to $500 million in annual revenues and divisions of Fortune 1000 companies. The Company serves clients in a broad range of industries, including communications, consumer products, distribution, diversified services, financial services, insurance, manufacturing, pharmaceuticals, professional services, retail and technology. The Company employs consultants with business experience in these areas to enhance its ability to understand industry-specific business issues and develop unbiased IT solutions to address these issues. Many of the Company's clients have maintained ongoing relationships with Whittman-Hart over multiple years, spanning a variety of projects and services.

   The demand for IT consulting services has increased rapidly in recent years. Whittman-Hart has competed successfully in this environment, experiencing a compound annual revenue growth rate of 60% since inception. For 1996, Whittman-Hart's revenues were $87.5 million, an increase of 76% from $49.8 million in 1995. From December 31, 1995 to December 31, 1996, the number of consultants increased 65% from 511 to 844.

   Whittman-Hart sells and delivers its services through a network of eight branch offices located in Chicago, Indianapolis, Milwaukee, Denver, Cincinnati, Cleveland, Columbus and Dallas, as well as several client support centers. Based on its experience operating the existing branches, the Company has developed a branch expansion model. The Company intends to leverage this model through its national branch expansion strategy. The Company opened the Dallas branch in January 1996 and the branches in Cleveland and Columbus in December 1996. Expansion plans for 1997 include significant growth of recently opened operations in Cleveland and Columbus, broadening operations in Peoria and establishing new branches in Grand Rapids and Atlanta. In support of its growth strategy, Whittman-Hart has made significant investments in its business and systems infrastructure, recruiting organization, training methodologies and marketing programs, all of which the Company believes will be necessary to support a significantly larger organization.

INDUSTRY BACKGROUND

   Many businesses today are facing intense competition, accelerating technological change, personnel downsizing and widespread business process reengineering. Increasingly, these companies are turning to IT solutions to address these issues and to compete more effectively. As a result, the ability of an organization to integrate and deploy new information technologies has become critical.

   Although many companies have recognized the importance of IT systems and products to compete in this business climate, the process of designing, developing and implementing IT solutions has become increasingly complex. Companies are continuing to migrate away from centralized mainframes running proprietary software toward decentralized, scalable architectures based on personal computers, client/server architectures, local and wide area networks, shared databases and packaged application software. These advances have greatly enhanced the ability of companies to benefit from the application of IT. Consequently, the number of companies desiring to use IT in new ways and the number of end users within these organizations are rising rapidly.

   As a result of the variety and complexity of these new technologies, IT managers must integrate and manage "open systems" and "distributed computing environments" consisting of multiple computing platforms, operating systems, databases and networking protocols, and must implement off-the-shelf software applications to support business objectives. Companies must also continually keep pace with new developments, which often render existing equipment and internal skills obsolete. At the same time, external economic factors have forced organizations to focus on core competencies and trim workforces in the IT management area. Accordingly, these organizations often lack the quantity or variety of IT skills necessary to design and develop IT solutions. IT managers are charged with developing and supporting increasingly complex IT systems and applications of significant strategic value, while working under budgetary, personnel and expertise constraints within their own organizations.

   Due to the foregoing factors, demand for IT services has grown significantly. According to International Data Corporation, the worldwide market for IT services was estimated at $185 billion in 1995, with a projected market of $292 billion for 2000. The domestic IT services market is projected to grow from $75 billion in 1995 to $130 billion in 2000. Currently, substantially all of the Company's revenues are derived from IT consulting and planning services and IT implementation and integration services, two segments within the overall IT services industry. It is estimated that the domestic market for IT consulting and planning services will nearly double from roughly $9 billion in 1995 to more than $18 billion in 2000. The worldwide market for IT consulting and planning services is estimated to have been $20 billion in 1995, with a forecast of $38 billion by 2000. Domestic IT implementation and integration services revenues are estimated to have been $20 billion in 1995, with a forecast of $35 billion by 2000. The worldwide market for IT implementation and integration services is estimated to have been $49 billion in 1995, with a forecast of $81 billion by 2000.

   The Company believes the demand for IT services is particularly strong among middle market companies, which typically lack the time and technical resources to satisfy all of their IT needs internally. These companies must often rely on IT service providers to help implement and manage their systems. However, many middle market companies must rely on multiple providers for their IT needs.

Generally, larger IT service providers do not target these companies and smaller IT service providers often lack sufficient breadth of services or industry knowledge to satisfy these companies' needs. The Company believes this reliance on multiple service providers creates multiple relationships which are more difficult and less cost-effective to manage and can adversely impact the quality and compatibility of IT solutions. Further, many smaller IT service providers have a financial incentive to recommend a particular hardware and software provider, which may not be optimal or best of breed for the client's IT problem.

THE WHITTMAN-HART SOLUTION

   The Whittman-Hart solution is designed to enable middle market companies and divisions of Fortune 1000 companies to use IT as a more effective business tool. The following are key attributes of the Whittman-Hart solution:

   SOLVE CRITICAL BUSINESS PROBLEMS. The Company focuses on providing IT solutions that address strategic business issues, such as increasing productivity, reducing costs, improving customer service and using data more effectively. To maintain this focus, Whittman-Hart employs senior consultants and other professionals who have relevant experience in specific industries, including communications, consumer products, distribution, diversified services, financial services, insurance, manufacturing, pharmaceuticals, professional services, retail and technology. In addition to this industry focus, the Company's professionals provide a high level of technical competency. To this end, Whittman-Hart has developed systems, methodologies and an environment to attract, develop, motivate and retain professionals with the highest levels of technical skills.

   PROVIDE WIDE RANGE OF IT SERVICES. Because many of its clients have multiple IT needs, the Company provides a wide range of IT services that are organized under five business units, with each business unit addressing a specific area of IT and specific IT problems. This structure enables the Company to be a single source provider of IT services while maintaining advanced skill sets offered by each business unit. In response to the rapidly changing nature of IT, the Company regularly evaluates emerging technologies and their potential benefit as new services to clients. Based on these evaluations, the Company may develop other business units or expand the service lines of existing business units to enhance the Company's ability to support its clients' ongoing IT requirements.

   OFFER LOCAL PRESENCE. By delivering its services to clients through a geographically dispersed branch network, the Company demonstrates its commitment to each local market and enhances its ability to attract skilled, locally-based consultants. This branch network also increases efficiencies to clients by enhancing responsiveness and minimizing travel expense. Furthermore, Whittman-Hart believes that local branch offices establish greater name recognition for the Company and increase referrals for its services within the potential client base in their locales. As a result, the Company believes it has a competitive advantage when competing against firms that do not maintain a local presence.

   IMPLEMENT UNBIASED SOLUTIONS. To ensure its clients receive the optimal IT solution for their business needs, the Company implements solutions that are unbiased as to specific hardware or software providers. The Company offers an objective viewpoint and assessment of the advantages and disadvantages of each particular IT solution, including packaged software applications, platforms and operating systems. Consistent with this approach, the Company avoids the bias of generating significant revenue from promoting third-party products. By offering its services independently, Whittman-Hart is able to take a flexible approach to its clients' business problems and provide them with a best-of-breed IT solution.

GROWTH STRATEGY

   The Company's goal is to become its clients' preferred and single source provider of a wide range of IT services. The Company's strategy to achieve this goal includes the following elements:

   EXPAND GEOGRAPHIC PRESENCE. Whittman-Hart plans to expand by opening additional branches in targeted geographic locations. The Company uses an evaluation methodology to identify cities that possess the characteristics needed to support a successful branch operation. The Company believes at least 25 domestic cities satisfy its branch expansion criteria. The Company opened a Dallas branch in January 1996 and branches in Cleveland and Columbus in December 1996. Expansion plans for 1997 include significant growth of operations in Cleveland and Columbus, broadening operations in Peoria and establishing new branches in Grand Rapids and Atlanta. In addition, the Company plans to begin evaluating selected international markets.

   BROADEN SERVICE LINES. Whittman-Hart believes that it can increase its revenues from existing clients and attract new clients by expanding its range of IT services. To advance this strategy, the Company's product management staff is responsible for identifying, evaluating and recommending new IT service opportunities. Recent additions to the service line have focused on value-added services, including Internet/intranet services, Compliance 2000sm -- the Company's year 2000 solution, new media solutions (such as multimedia-based training and Web site design), organizational change management and software testing and quality assurance. The Company plans to add new business units and expand the service offerings within its existing business units in order to offer clients access to a more comprehensive range of services.

   LEVERAGE EXISTING CLIENT BASE. Whittman-Hart believes it can sustain growth in its existing branches by continuing to establish and maintain long-term client relationships. The access and goodwill offered by these relationships provide the Company with significant advantages over its competitors in marketing additional services and solutions to such clients. The Company also believes its long-term client relationships and ability to address its clients' needs throughout the life cycle of their IT systems distinguish the Company from many of its competitors and provide the opportunity to become a preferred provider of IT solutions for a broad range of its existing and new clients.

   PURSUE STRATEGIC ACQUISITIONS AND AGREEMENTS WITH BUSINESS PARTNERS. Given the highly fragmented nature of the IT services marketplace, the Company believes acquisition opportunities exist. On an ongoing basis Whittman-Hart evaluates potential acquisition candidates to expand its branch office network, increase its technical expertise or provide other competitive advantages. Effective January 1997, the Company registered 4,000,000 shares of its common stock, $.001 par value per share ("Common Stock"), available to be issued in connection with acquisitions of other businesses, real or personal property or securities in business combination transactions.

   Whittman-Hart may also seek to form strategic relationships with business partners to share technical and industry knowledge and pursue joint marketing opportunities. The Company has established business partner relationships with Informix Software, Inc., International Business Machines Corporation, Lotus Corporation, Microsoft Corporation, Novell, Inc., Oracle Corporation, SAP America, Inc. and Sybase, Inc. These relationships typically allow the Company to gain access to training, product support and the technology developed by these partners. The training programs often enable Company employees to become certified in a given technology. Establishing these relationships allows the Company to use the business partner's name and the "business partner" designation in marketing the

Company's services. These relationships also facilitate the Company's pursuit of marketing opportunities with the business partners.

   The business partner relationships do not require the Company to use technology developed by the business partners in implementing IT solutions for clients. Nonetheless, the Company may be retained by a client based in part upon one or more of the Company's business partner relationships. Although the Company is not obligated to resell products offered by the business partners, in the event it does so, it is generally entitled to purchase discounts on products purchased for resale. It is the Company's current practice to pass any such discounts on to the clients to whom the business partner products are resold.

OPERATIONAL INVESTMENTS

   Over the past several years, the Company has invested in the development of systems, methodologies, training programs and infrastructure. The Company believes that it is positioned to leverage these investments into a larger organization. Whittman-Hart is pursuing its strategy to become a leading single source provider of IT services through a diverse national branch network by utilizing the following operational investments:

   GEOGRAPHIC EXPANSION MODULE. Under Whittman-Hart's branch expansion methodology and related database, the Company evaluates and prioritizes geographic markets based on, among other things, the estimated number of potential clients and the overall business environment. This methodology also identifies the appropriate mix of service offerings in such markets. The implementation phase of the expansion module is overseen by a field task force, a team of professionals representing each of the major functions of a branch office, responsible for the efficient replication of the Company's branch model and ongoing compliance with the Company's policies, procedures and performance standards. This methodology includes an automated tracking system that enables the Company to monitor project status and control project expenses.

   RECRUITING MODULE. In order to address the strong demand for qualified consultants in the IT services industry, the Company has developed a recruiting system and database that facilitates the rapid identification of skill-specific employee candidates and the efficient processing of a large number of applicants. This system resulted in a reduction in recruiting expenses from approximately $7,100 per hire in 1993 to approximately $6,200 per hire in 1996. During this period, the number of recruiting personnel increased from four to nineteen.

   PROPRIETARY TRAINING MODULE. Whittman-Hart has invested in a training curriculum and methodology known as the Whittman-Hart Institute for Strategic Education ("WHISE"). The Company employs a "virtual" university approach to its training by using conventional university teaching methods while taking advantage of multimedia and computer-based training and tools, as well as self-study programs. The Company believes the WHISE curriculum and methodology enable it to train employees efficiently and effectively.

   INFORMATION SYSTEMS. In order to enhance the efficiency of its business operations, Whittman-Hart has invested in the Whittman-Hart Information Network, a Lotus Notes-based collection of integrated applications, including an executive information system, a prospect database, a proposal tracking and development system, e-mail and a wide-area network linking the Company's employees through remote access. Substantially all of the development expenses for these information systems have been incurred.

   INTEGRATED MARKETING CAMPAIGN. The Company has designed and produced an integrated marketing campaign, including a series of radio, print and direct mail advertisements, collateral materials and the Company's Internet site (http://www.whittman-hart.com). The campaign is designed to strengthen the Whittman-Hart brand name and generate new clients and employee candidates. Substantially all of the development expenses have been incurred for this marketing program, which can be deployed on a market-by-market basis as new branches are opened.

SERVICES

   Whittman-Hart offers its clients a single source for a comprehensive range of IT services required to successfully design, develop and implement integrated IT solutions in diverse computing environments. The Company believes that successful implementation of a major systems project requires a wide range of skills and a comprehensive methodology for delivering these skills in an efficient and effective manner. Accordingly, the Company employs senior consultants who possess industry-specific knowledge and a broad range of technical expertise. In addition, the Company has developed a methodology for delivering these skills, which includes in-depth consultation with the client and development of a well-defined blueprint and specific timetable for the project.

   The Company delivers its solutions through five business units focused on providing integrated services in specific areas of expertise -- Solution Strategies, Interactive Solutions, Network Enabled Solutions, Custom Applications and Package Software Solutions. These groups also work together to provide cross-functional solutions. For example, solutions for the Internet incorporate disciplines from the full spectrum of Whittman-Hart business units.

   SOLUTION STRATEGIES. The Solutions Strategies business unit helps clients identify their critical objectives and formulates integrated people, process and technology solutions to improve their business. The group provides services including managing cross-functional business solutions, developing IT strategies, designing information architectures, and implementing business process redesign, industry specific solutions and organizational change management.

   INTERACTIVE SOLUTIONS. The Interactive Solutions business unit helps clients assess their training and education needs and develop appropriate strategies. The group provides customized, performance-based training solutions to support package and custom software system implementations in instructor-led and computer-based formats. The group also develops multimedia sales and marketing presentations and World Wide Web site designs.

   NETWORK ENABLED SOLUTIONS. The Network Enabled Solutions business unit utilizes network computing strategies and technologies to develop business connectivity solutions that allow people, technology and organizations to work collaboratively, regardless of geographic location. Examples of these solutions include network design and management, and Internet and electronic commerce strategies.

   CUSTOM APPLICATIONS. The Custom Applications business unit develops and maintains custom business software applications, from analysis and design through software testing and quality assurance. The group employs traditional approaches and software reuse frameworks to develop applications that meet clients' needs rapidly and efficiently with high quality results. The group works with a wide range of development technologies from mainstream application development languages and technologies to state-of-the-art CASE and object-oriented tools.

   PACKAGE SOFTWARE SOLUTIONS. The Package Software Solutions business unit employs a business-requirements and user-driven methodology for rapid package software implementations. Combined with end-user training, quality assurance and organizational change management, Whittman-Hart provides a complete package implementation solution. The group has teams dedicated to the most popular software packages (such as JD Edwards, PeopleSoft, SAP and SSA's BPCS) and another team devoted to continually monitoring competitive and emerging solutions for their applicability to client needs.

   The Company regularly evaluates emerging IT services and new software products and may add new business units or expand the service lines or skill sets of existing business units.

CLIENTS

   Whittman-Hart's clients consist primarily of middle market companies ranging from $50 million to $500 million in annual revenues and divisions of Fortune 1000 companies. The Company's revenue base consists of several hundred clients. Many of these clients have maintained ongoing relationships with Whittman-Hart over many years, spanning multiple projects and services. The Company believes that it has established significant ongoing relationships with many of its clients.

   Whittman-Hart's ten most significant clients accounted for approximately 28% and 33% of its revenues during 1996 and 1995, respectively. During 1996 and 1994, no client accounted for more than 10% of the Company's total revenues.
One client, Novus Services, Inc., accounted for approximately 10% of the Company's revenues in 1995. Annual revenues from each of the Company's ten largest clients in 1996 ranged from approximately $1.4 million to $4.9 million. The Company has served clients in a broad range of industries, including communications, consumer products, distribution, diversified services, financial services, insurance, manufacturing, pharmaceuticals, professional services, retail and technology.

SALES AND MARKETING

   Whittman-Hart markets and provides its services directly through its branch offices and client support centers. In addition, Whittman-Hart has developed an advertising campaign in its branch markets. The campaign includes print, direct mail and radio advertising, combined with local seminars, trade shows, public relations and collateral materials.

   Sources of new client relationships include referrals, telemarketing and Whittman-Hart's integrated marketing campaign. The Company's sales organization is supported by its prospect database, which includes the names of companies and decision makers in each targeted geographic market. This proprietary Lotus Notes-based information system, a component of the Whittman-Hart Information Network, also allows Whittman-Hart employees to access the Company's skills database and project portfolio.

   Whittman-Hart account executives establish contact with targeted prospects to create awareness, understanding and preference for the Company. Account executives also identify general client needs and introduce the appropriate IT consultant or team of IT consultants to help develop the initial proposal. A senior level manager is assigned to the account to establish a long-term relationship. The manager serves as the client's primary source of IT advice and overall coordinator of Whittman-Hart's multiple service offerings to the client.

   In addition to its branch locations, the Company maintains several client support centers. These centers consist of small offices, usually located in smaller or more remote markets, which the Company maintains to support the needs of an existing client or clients near that location.

HUMAN RESOURCES

   The Company's success depends in large part upon its ability to attract, develop, motivate and retain highly skilled technical employees. Qualified technical employees are in great demand and are likely to remain a limited resource for the foreseeable future. Whittman-Hart dedicates significant resources to recruiting consultants with both IT consulting and industry experience. Many consultants are selected from among the largest and most successful IT, accounting and other professional services organizations. Each candidate is screened through detailed interviews by Whittman-Hart's recruiting personnel, technical interviews by consultants and an appraisal by Whittman-Hart's managers. As of March 20, 1997, the Company employed approximately 1,164 employees, of whom approximately 968 were consultants.

   Whittman-Hart has implemented a number of distinctive human resources programs. For example, the Company's performance-based incentive compensation program provides guidelines for career development, encourages development of skills, provides a tool to manage the employee development process and establishes compensation guidelines. Whittman-Hart has also developed its WHISE training module to guide consultants through a progression of skill and competency development programs. As part of this module, the Company reimburses employees for education and training, provides computer-based training curricula and provides access to the Company's Technology Center where employees can gain hands-on experience with a diverse array of computing environments. In addition, Whittman-Hart has developed a centralized new employee orientation program that features multimedia presentations and a computer-based training program. See "Business--Operational Investments--Proprietary Training Module."

   None of the Company's employees are subject to a collective bargaining arrangement. Whittman-Hart has entered into employment agreements, which are terminable upon two weeks notice (without substantial penalty), with virtually all of its sales, recruiting and technical personnel. The agreements contain noncompetition, nondisclosure and nonsolicitation covenants. Although most consultants are Company employees, the Company does engage consultants as independent contractors from time to time.

COMPETITION

   The market for IT services includes a large number of competitors, is subject to rapid change and is highly competitive. Primary competitors include participants from a variety of market segments, including "Big Six" accounting firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies, facilities management companies, general management consulting firms and programming companies. In addition, the Company competes with its clients' internal resources, particularly where these resources represent a fixed cost to the client. Such competition may impose additional pricing pressures on the Company.

   The Company believes that the principal competitive factors in the IT services market include breadth of services offered, technical expertise, knowledge and experience in the industry, price, perceived value, quality of service and responsiveness to client needs and speed in delivering IT solutions.

INTELLECTUAL PROPERTY RIGHTS

   Whittman-Hart's success has resulted, in part, from its methodologies and other proprietary intellectual property rights. The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company licenses intellectual property. The Company enters into confidentiality agreements with its employees and limits distribution of proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

   Software developed by Whittman-Hart in connection with a client engagement is typically assigned to the client. In limited situations, the Company may retain ownership, or obtain a license from its client, which permits Whittman-Hart or a third party to market the software for the joint benefit of the client and Whittman-Hart or for the sole benefit of Whittman-Hart.

   "Whittman-Hart-Registered Trademark-," "Making Information Technology Work-Registered Trademark-" and "We Are IT-Registered Trademark-" are registered service marks of Whittman-Hart. The Company holds no patents or registered copyrights, and has no present intention of making any copyright or patent applications.

ITEM 2.  PROPERTIES.

   Whittman-Hart's principal executive offices are located at 311 South Wacker Drive, Chicago, Illinois. The Company's lease on these premises covers approximately 50,000 square feet and expires October 31, 2004. The Company also leases facilities in Indianapolis, Milwaukee, Denver, Cincinnati, Peoria, Ft. Wayne, Dallas, Cleveland, and Columbus. In addition, the Company has signed a letter of intent to acquire a 37,000 square foot facility in Chicago in April 1997. Whittman-Hart anticipates that additional space will be required as its business expands and believes that it will be able to obtain suitable space as needed.

ITEM 3.  LEGAL PROCEEDINGS.

   Whittman-Hart is not presently involved in any legal proceedings which the Company believes are material to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   A Special Meeting of the Stockholders of the Company was held on November 25, 1996. At such Special Meeting, holders of 17,485,618 shares of Common Stock of the Company voted to approve a proposal to amend the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 15,000,000 to 37,000,000 shares and to eliminate the 10% Cumulative Convertible Preferred Stock from the Company's authorized capital. Holders of 53,090 shares Common Stock voted against the proposal and holders of 700 shares of Common Stock abstained.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   The Company's common stock began trading on May 3, 1996 at a split-adjusted price of $8.00 per share. The Company's common stock is quoted on the Nasdaq National Market, under the symbol WHIT. The range of high and low sales prices, as reported by the Nasdaq National Market, for the last three quarters of the year ended December 31, 1996, retroactively adjusted to reflect the two-for-one common stock split effective December 10,1996, was as follows:

                                                            1996
---------------------------------------------------------------------------
  Period                                              High      Low
---------------------------------------------------------------------------
  Second Quarter (from May 3, 1996)                   20 3/4    10 1/2
  Third Quarter                                       23 7/8    11 1/4
  Fourth Quarter                                      28 1/8    19 1/4
---------------------------------------------------------------------------

   The Company has not paid any dividends to date and plans to reinvest its earnings in future growth opportunities. The Company does not anticipate paying cash dividends in the foreseeable future.

   As of March 20, 1997, there were approximately 86 stockholders of record. This number does not include stockholders for whom shares were held in a nominee or street name.

ITEM 6.  SELECTED FINANCIAL DATA.

   The following selected financial data is derived from the Company's financial statements and notes thereto that have been audited by KPMG Peat Marwick LLP, independent accountants. This information should be read in conjunction with the financial statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                                            YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------------
(In thousands, except per share amounts)               1996           1995           1994           1993           1992
------------------------------------------------------------------------------------------------------------------------

STATEMENT OF EARNINGS DATA:
Revenues                                          $  87,491      $  49,822      $  29,543      $  23,422      $  18,632
Cost of services                                     52,692         30,392         17,727         13,829         11,237
------------------------------------------------------------------------------------------------------------------------
  Gross profit                                       34,799         19,430         11,816          9,593          7,395

Costs and expenses:
  Selling                                             3,520          2,497          1,431          1,073            946
  Recruiting                                          3,169          2,181          1,121            769            471
  General and administrative                         20,694         13,039          8,089          6,714          5,265
------------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                        27,383         17,717         10,641          8,556          6,682
------------------------------------------------------------------------------------------------------------------------
Operating income                                      7,416          1,713          1,175          1,037            713
Other income (expense)                                1,356             17           (36)             66           (18)
------------------------------------------------------------------------------------------------------------------------
Income before income taxes                            8,772          1,730          1,139          1,103            695
Income taxes                                          3,269           (50)             29              3              2
------------------------------------------------------------------------------------------------------------------------
Net income                                        $   5,503      $   1,780      $   1,110      $   1,100      $     693
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

Pro forma income data:
  Net income as reported                          $   5,503      $   1,780      $   1,110      $   1,100      $     693
  Pro forma adjustment to provision for
     income taxes  (1)                                    -            666            255             27             14
------------------------------------------------------------------------------------------------------------------------
Pro forma net income (actual in 1996)  (1)        $   5,503      $   1,114      $     855      $   1,073      $     679
------------------------------------------------------------------------------------------------------------------------

Pro forma net income per share
     (actual in 1996)  (1)(2)(3)                  $    0.30      $    0.08
------------------------------------------------------------------------------------------------------------------------
Shares used in computing net income per share  (3)   18,272         14,130
------------------------------------------------------------------------------------------------------------------------

                                                                                  DECEMBER 31,
                                                  ----------------------------------------------------------------------
                                                       1996           1995           1994           1993           1992
------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Cash and cash equivalents and
  short-term investments                          $  66,799      $   4,083       $      -       $      -       $      -
Working capital (deficit)                            73,250          4,178            613          (210)        (1,514)
Total assets                                         90,613         17,330          7,246          4,797          3,808
Long-term debt, less current portion                      -          1,135          1,600            610          1,044
Redeemable convertible preferred stock                    -          5,584              -              -              -
Total stockholders' equity (deficit)                 78,719            271            992          (188)        (1,700)



_______________________
(1) Reflects federal and certain additional state income tax expense for 1992 to 1995 that would have been required had the Company and its predecessors operated as a C Corporation for all periods presented.
(2) See Note 2 of Notes to Financial Statements for information concerning the computation of pro forma net income per share.
(3) Gives retroactive effect to a 2-for-1 split of the shares of Common Stock effected on December 10, 1996 and a 4-for-1 split of the shares of Common Stock effected on April 3, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   THE DISCUSSION BELOW CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN THE RULES PROMULGATED PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934) THAT ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO, THE COMPANY'S MANAGEMENT. THE COMPANY'S RESULTS, PERFORMANCE AND ACHIEVEMENTS IN 1997 AND BEYOND COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, ANY SUCH FORWARD-LOOKING STATEMENTS. SEE "SAFE HARBOR PROVISION" ON PAGE 18 FOR A DISCUSSION OF FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES.

OVERVIEW
   Whittman-Hart's revenues are generated primarily from professional fees, which are generally billed at a contracted hourly rate and are recognized as services are provided. Over the last three fiscal years, at least 90% of the Company's revenues have been generated on a time and materials basis. The Company's services may also be provided on a fixed-bid or fee-capped basis, in which case revenues are recognized by the percentage of completion method.
These arrangements subject the Company to the risk of cost overruns; however, historically, such overruns have not been significant. The Company typically bills on a weekly basis to monitor client satisfaction and manage its outstanding accounts receivable balances. The Company's most significant cost is project personnel cost, which consists of consultant salaries and benefits. Thus, the Company's financial performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and personnel utilization rates (billable hours divided by paid hours).

   To date, the Company has been able to maintain its billing margins by offsetting increases in consultant salaries with increases in its hourly rates. Because most of the Company's engagements are on a time and materials basis, increases in its cost of services are generally passed along to the Company's clients and, accordingly, do not have a significant impact on the Company's financial results. In addition, the Company attempts to control expenses that are not passed through to its clients. Furthermore, profitability is improved by tying significant incentive compensation to achieving performance goals.

   The Company establishes standard billing guidelines based on the type of service offered. Actual billing rates are established on a project by project basis and may vary from the standard guidelines. Over the last three years, the Company's average revenue per assignment hour has steadily increased. The growth in average revenue per assignment hour reflects a higher percentage of value-added services, such as package software implementations and solutions-oriented, strategic consulting projects.

   Whittman-Hart manages its personnel utilization rates by monitoring project requirements and timetables. The number of consultants assigned to a project will vary according to the size, complexity, duration and demands of the project. Project terminations, completions and scheduling delays may result in periods when consultants are not fully utilized. An unanticipated termination of a project could result in a higher than expected number of unassigned consultants or, if the Company were to terminate such consultants, increased severance expenses. Although the number of the Company's consultants can be adjusted to correspond to the number of active projects, Whittman-Hart must maintain a sufficient number of senior consultants to oversee existing client projects and assist the Company's sales force in securing new client assignments. Whittman-Hart consultants are subject to employment-at-will contracts, which may be terminated upon two weeks' notice without substantial penalty or further expense to the Company.

   The Company's historical revenue growth is partly attributable to the growth of its branch network, which consisted of eight branch offices and several client support centers as of December 31, 1996. Expansion plans for 1997 include significant growth of recently opened operations in Cleveland and Columbus, Ohio; broadening operations in Peoria, Illinois; and establishing new branches in Grand Rapids, Michigan, and Atlanta, Georgia. Each of the Company's established branches has generated annual revenue and gross profit growth since inception.

RESULTS OF OPERATIONS
   The following table sets forth, for the years indicated, selected statements of earnings data as a percentage of revenues and the percentage change in each line item between comparative years:



                                       PERCENTAGE OF TOTAL REVENUES   PERCENTAGE CHANGE
                                       ----------------------------   -------------------
                                          YEAR ENDED DECEMBER 31,       1996      1996
                                         ------------------------     Compared  Compared
                                         1996      1995      1994     TO 1995   TO 1994
-----------------------------------------------------------------------------------------

STATEMENT OF EARNINGS DATA:
Revenues                                 100%      100%      100%       76%       69%
Cost of services                          60        61        60        73        71
                                         ----      ----      ----
  Gross profit                            40        39        40        79        64
Costs and expenses:
  Selling                                  4         5         5        41        74
  Recruiting                               4         4         4        45        95
  General and administrative              24        26        27        59        61
                                         ----      ----      ----
     Total costs and expenses             32        35        36        55        67
                                         ----      ----      ----
Operating income                           8         4         4       333        46
Other income (expense)                     2         -         -         *         *
                                         ----      ----      ----
Income before income taxes                10         4         4       407        52
Income taxes                               4         -         -         *         *
                                         ----      ----      ----
Net income                                 6         4         4       209        60
Pro forma adjustment to provision
  for income taxes                         -         2         1         *       162
                                         ----      ----      ----
Pro forma net income                       6%        2%        3%      394%       30%
                                         ----      ----      ----
                                         ----      ----      ----


*Not meaningful.


1996 COMPARED TO 1995

   REVENUES. Revenues increased 76% to $87.5 million in 1996 from $49.8 million in 1995. The increase was attributable to the growth of existing client relationships and the addition of a significant number of new clients. Each of the Company's established branch offices and significant business units experienced revenue growth in excess of 50% for the second consecutive year.
The opening of the

Dallas branch in the first quarter of 1996 contributed approximately $2.0 million to revenues. During 1996, the Company expanded its package software expertise in SAP, Oracle and PeopleSoft, and introduced new services including a year 2000 solution, Internet/intranet services, organizational change management, and software testing and quality assurance. Revenues from the Company's ten most significant clients grew 46%, but as a percentage of total revenues declined to 28% in 1996 from 33% in 1995.

   GROSS PROFIT. Gross profit consists of revenues less cost of services, which includes consultant salaries and benefits. Gross profit increased 79% to $34.8 million in 1996 from $19.4 million in 1995. Gross profit as a percentage of revenues increased to 40% in 1996 from 39% in 1995. This increase was attributable to a change in the sales mix toward higher-end service offerings and the Company's established branches reaching critical mass, partially offset by lower margins in recently opened branches.

   SELLING EXPENSES. Selling expenses include the salaries, benefits, commissions, travel, entertainment and all other direct costs associated with the Company's direct sales force. Selling expenses increased 41% to $3.5 million in 1996 from $2.5 million in 1995. As a percentage of revenues, selling expenses decreased to 4% in 1996 from 5% in 1995. The decrease as a percentage of revenues was attributable to a change in the structure of the sales commission plan and the Company's ability to leverage its fixed costs over a greater revenue base.

   RECRUITING EXPENSES. Recruiting expenses consist of costs related to hiring new personnel. These costs include the salaries, benefits, bonuses and other direct costs of in-house recruiters, outside recruiting agency fees, sign-on bonuses, relocation fees and advertising costs. Recruiting expenses increased 45% to $3.2 million in 1996 from $2.2 million in 1995. The Company benefited from expanded hiring activity in the fourth quarter of 1995, lower attrition rates and reduced costs per hire. The number of consultants increased 65% to 844 as of December 31, 1996 from 511 as of December 31, 1995, while total recruiting costs per hire decreased to approximately $6,200 in 1996 from approximately $6,500 in 1995. As a percentage of revenues, recruiting expenses remained constant at 4%.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, travel, outside professional fees and all other branch and corporate costs. General and administrative expenses increased 59% to $20.7 million in 1996 from $13.0 million in 1995. The increase was primarily attributable to the establishment of new branch offices, the expansion of facilities at several other branch locations, increased personal computer leasing due to the rollout of laptop computers for consultants, and the expansion of corporate and branch management personnel to support the growth of the Company. As a percentage of revenues, general and administrative expenses declined to 24% in 1996 from 26% in 1995 due to operating efficiencies and economies of scale.

   OPERATING INCOME. Operating income increased 333% to $7.4 million in 1996 from $1.7 million in 1995. As a percentage of revenues, operating income doubled to 8% in 1996 from 4% in 1995 due to the increase in the gross profit margin and the Company's ability to leverage its selling, recruiting, and general and administrative infrastructure. The Company was able to increase operating margins despite incurring net start-up costs of $2.0 million for new branches.

   OTHER INCOME (EXPENSE). The increase in other income (expense) in 1996 as compared to 1995 was primarily attributable to interest earned on investments of available net proceeds from the Company's initial and follow-on public offerings.

   INCOME TAXES. The Company's effective tax rate was 37% in 1996 as compared to 36% on a pro forma basis in 1995. Prior to December 31, 1995, the Company operated as a partnership. The pro forma tax adjustment for 1995 represents federal and additional state income tax expense that would have been required had the Company operated as a C corporation during the entire period.


1995 COMPARED TO 1994

   REVENUES.   Revenues increased 69% to $49.8 million in 1995 from $29.5 million in 1994. Each of the Company's five branch offices experienced revenue growth in excess of 50% for 1995 compared to 1994. Revenues from the Company's ten most significant clients grew 67%, but as a percentage of total revenues remained constant at approximately 33%. Expansion of the Company's existing service offerings, primarily client/server, solution strategies and networking services, accounted for approximately 75% of the revenue increase, while the addition of new service offerings, such as SAP and collaborative computing solutions, accounted for the remaining 25% of the revenue increase.

   GROSS PROFIT. Gross profit increased 64% to $19.4 million in 1995 from $11.8 million in 1994. Gross profit as a percentage of revenues declined to 39% in 1995 from 40% in 1994. This decrease was attributable to the 16% start-up margin associated with the Company's addition of SAP to the package software solutions business unit. Excluding the low start-up margins associated with the SAP services, 1995 gross profit as a percentage of revenues would have been 40%.

   SELLING EXPENSES. Selling expenses increased 74% to $2.5 million in 1995 from $1.4 million in 1994. The Company's selling expenses, as a percentage of revenues, remained constant at approximately 5%.

   RECRUITING EXPENSES. Recruiting expenses increased 95% to $2.2 million in 1995 from $1.1 million in 1994, but as a percentage of revenues remained constant at 4%. This increase in recruiting expenses was a result of expanded hiring activity in preparation for anticipated employee requirements in 1996. The number of consultants increased 69% to 511 as of December 31, 1995 from 302 as of December 31, 1994, while total recruiting costs per hire remained constant at approximately $6,500.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 61% to $13.0 million in 1995 from $8.1 million in 1994. This increase was primarily attributable to significant infrastructure additions, the establishment of new corporate and Chicago branch office facilities, increased personal computer leasing and development of SAP services. As a percentage of revenues, general and administrative expenses declined to 26% in 1995 from 27% in 1994.

   The infrastructure additions in 1995 were made primarily in the fourth quarter to support significantly higher anticipated growth. These costs included the establishment of a branch expansion team, additional SAP investments and the development of the Company's integrated marketing campaign. Excluding these $1.1 million charges to general and administrative expenses, the Company's general and administrative expenses as a percentage of revenues in 1995 would have been 24%.

   OPERATING INCOME. Operating income increased 46% to $1.7 million in 1995 from $1.2 million in 1994. As a percentage of revenues, operating income remained constant at 4%.

LIQUIDITY AND CAPITAL RESOURCES

   At December 31, 1996, the Company had approximately $66.8 million of cash, cash equivalents, and short-term investments. Prior to its initial public offering in May 1996, the Company's primary source of liquidity had been operating cash flow, periodically supplemented by borrowings under the Company's revolving credit and term facilities with a commercial bank. The Company has a loan agreement for up to $5.0 million of unsecured credit with interest, at the Company's option, at LIBOR plus 1.5% or the lender's prime rate. There were no borrowings under this loan agreement as of March 1, 1997. The Company's loan agreement expires on April 30, 1997.

   On May 8, 1996, the Company completed an initial public offering of its Common Stock, which resulted in net proceeds to the Company of $37.8 million. A portion of the proceeds from the offering were used to retire the Company's term facilities. On August 27, 1996, the Company completed a follow-on public offering of its Common Stock resulting in net proceeds to the Company of approximately $27.8 million.

   Operating activities provided net cash flows of $3.0 million, $2.4 million and $1.0 million in 1996, 1995 and 1994, respectively, primarily as the result of net income and increases in accrued compensation, partially offset by increases in accounts receivable.

   Capital expenditures of $3.9 million, $1.9 million and $1.7 million in 1996, 1995 and 1994, respectively, consisted primarily of computer equipment and software and office furniture and equipment to support the growth and expansion of the Company. The Company expects to make similar types of expenditures in 1997 and future years relating to the opening of new branch offices.

   The Company anticipates that the net proceeds of its two public offerings, together with existing sources of liquidity and funds generated from operations, will provide adequate cash to fund its anticipated cash needs at least through the next twelve months.

QUARTERLY RESULTS OF OPERATIONS
   The following table sets forth certain unaudited quarterly operating information for each of the eight quarters ending with the quarter ended December 31, 1996. These data have been prepared on the same basis as the audited financial statements, and in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the information for the periods presented. All per share amounts have been adjusted retroactively to give effect to a 2-for-1 split of the shares of Common Stock effected on December 10, 1996 and a 4-for-1 split of the shares of Common Stock effected on April 3, 1996. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.



                                           FIRST         SECOND          THIRD         FOURTH
(In thousands, except per share data)     QUARTER        QUARTER        QUARTER        QUARTER
------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1996
  Revenues                               $ 17,794       $ 21,069       $ 23,301       $ 25,327
  Gross profit                              7,119          8,382          9,459          9,839
  Operating income                          1,118          1,421          2,362          2,515
  Net income                                  668          1,077          1,684          2,074
  Net income per share                   $   0.05       $   0.06       $   0.08       $   0.10

YEAR ENDED DECEMBER 31, 1995
  Revenues                               $  9,672       $ 11,740       $ 13,194       $ 15,216
  Gross profit                              3,726          4,556          5,201          5,947
  Operating income                            389            516            555            253
  Pro forma net income                        203            301            378            232
  Pro forma net income per share         $   0.01       $   0.02       $   0.03       $   0.02


   Variations in the Company's revenues and operating results occur from time to time as a result of a number of factors, such as the significance of client engagements commenced and completed during a quarter, the number of business days in a quarter, timing of branch and service line expansion activities, the timing of corporate expenditures and employee hiring and utilization rates.

SAFE HARBOR PROVISION

   This Form 10-K contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Form 10-K, the words "anticipate", "believe", "estimate", and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, difficulties in attracting and retaining highly skilled employees, the Company's ability to manage rapid growth and expansion into new geographic areas and service lines, the Company's ability to manage the risks associated with client projects and risks related to possible acquisitions. These and other risks are more fully described in the "Risk Factor" section of the Company's registration statement (No. 333-18059) on Form S-1 filed by the Company with the Securities and Exchange Commission on December 17, 1996, as amended.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The information in response to this item is included in the financial statements and notes thereto, and the related Independent Auditors' Report, appearing on pages F-1 to F-12 of this Form 10-K, and in Item 7 of this Form 10-K under the caption "Quarterly Results of Operations."


ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information in response to this item is incorporated herein by reference from the sections captioned "Election of Directors" and "Executive Officers" of the Company's definitive Proxy Statement to be filed in connection with the Company's 1996 Annual Meeting of Stockholders (the "Proxy Statement").


ITEM 11.  EXECUTIVE COMPENSATION.

   The information in response to this item is incorporated herein by reference from the section of the Proxy Statement captioned "Executive Compensation."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The information in response to this item is incorporated herein by reference from the section of the Proxy Statement captioned "Security Ownership of Management and Principal Stockholders."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information in response to this item is incorporated herein by reference from the section of the Proxy Statement captioned "Certain Transactions."

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K.

(a) (1)  Financial Statements.

         The following financial statements and notes thereto, and the related Independent Auditors' Report, are filed as part of this Form 10-K on pages F-1 to F-12:

         Independent Auditors' Report
         Balance Sheets at December 31, 1996 and 1995
         Statements of Earnings for the years ended December 31, 1996, 1995 and 1994
         Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994
         Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994
         Notes to Financial Statements

    (2)  Financial Statement Schedules.

         The following financial statement schedule of the Company and the related Independent Auditors' Report are filed as part of this Form 10-K on pages S-1 and S-2:

              Independent Auditors' Report
              Schedule II - Valuation and Qualifying Accounts

         All other financial statement schedules have been omitted because such schedules are not required or the information required has been presented in the aforementioned financial statement.

    (3)  Exhibits.

         The following exhibits are filed with this report or incorporated by reference as set forth below.


      EXHIBIT NO.  DESCRIPTION

        2.1(1)     Unit Contribution Agreement dated as of December 28, 1995
                   among Robert Bernard, F-WH Corporation, PVP-WH Corporation,
                   Whittman-Hart General Partner, Ltd. and Whittman-Hart, Inc.
        3.1(2)     Amended and Restated Certificate of Incorporation of the
                   Company, as amended.
        3.2(1)     Second Amended and Restated By-Laws of the Company.
        4.1(1)     Specimen stock certificate representing Common Stock
       10.1(1)     Executive Employment Agreement between the Company and
                   Robert F. Bernard effective as of June 15, 1995.*
       10.2(1)     Executive Employment Agreement between the Company and
                   Edward V. Szofer effective as of June 15, 1995.*
       10.3(1)     Executive Employment Agreement between the Company and Kevin
                   M. Gaskey effective as of June 15, 1995.*

       10.4(1)     Executive Employment Agreement between the Company and Susan
                   B. Reardon effective as of June 15, 1995.*
       10.5(1)     Executive Employment Agreement between the Company and Glen
                   A. Metelmann effective as of June 15, 1995.*
       10.6(1)     Form of Employment Agreement (Manager).*
       10.7(1)     Form of Employment Agreement (Consultant).*
       10.8(1)     1995 Incentive Stock Plan dated December 29, 1995.*
       10.9(1)     Employee Stock Purchase Plan.*
       10.10(1)    Whittman-Hart Corporation II Employee Stock Ownership Plan.*
       10.11(1)    Lease for 311 S. Wacker Drive, Chicago, Illinois.
       10.12(1)    Stockholders Agreement among Robert F. Bernard, Edward V.
                   Szofer, F-WH Corporation, PVP-WH Corporation, Whittman-Hart
                   General Partner, Ltd. and the Company dated December 31,
                   1995.*
       10.13(1)    Registration Agreement between the Company, F-WH Corporation and PVP-WH Corporation dated as of December 31, 1995.
       10.14(1)    Form of Registration Agreement among the Company, Robert F.
                   Bernard and Edward V. Szofer.*
       10.15(1)    Loan and Security Agreement by and between American National
                   Bank and Trust Company of Chicago and Whittman-Hart L.P., dated as of August 1, 1994, as amended, and related LIBOR
                   Borrowing Agreement dated July 21, 1995.
       10.16(3)    Loan Agreement by and between American National Bank and
                   Trust Company of Chicago and the Company, dated as of July
                   25, 1996.
       10.17(3)    Promissory Note (unsecured) by the Company dated July 25,
                   1996 in the amount of $5,000,000 in favor of American
                   National Bank and Trust Company of Chicago.
       10.18(3)    London Interbank Offered Rate Borrowing Agreement executed by the Company and accepted by American National Bank and Trust Company of Chicago on July 25, 1996.
       11.1        Statement Regarding Computation of Per Share Earnings.
       23.1        Consent of KPMG Peat Marwick LLP.
       27.1        Financial Data Schedule.

-----------------------

(1) Incorporated herein by reference to Whittman-Hart's Registration Statement on Form S-1 (No. 333-1778), which was declared effective by the Commission on May 2, 1996.

(2) Incorporated herein by reference to Whittman-Hart's Registration Statement on Form S-1 (No. 333-18059), which was declared effective by the Commission on January 2, 1997.

(3) Incorporated herein by reference to Whittman-Hart's Registration Statement on Form S-1 (No. 333-09617), which was declared effective by the Commission on August 21, 1996.

 * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b) Reports on Form 8-K.
    The Company filed a Report on Form 8-K, dated November 25, 1996, announcing the declaration of a 2-for-1 split of the Company's common stock in the form of a 100% stock dividend payable December 10, 1996 to all holders of record as of December 3, 1996.

                         INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
Whittman-Hart, Inc.:

     We have audited the accompanying balance sheets of Whittman-Hart, Inc. as of December 31, 1996 and 1995, and the related statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whittman-Hart, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                                         KPMG Peat Marwick LLP

Chicago, Illinois
February 7, 1997

                              WHITTMAN-HART, INC.
                                 BALANCE SHEETS

                                                             DECEMBER 31,
                                                      -------------------------
                                                          1996          1995
-------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                           $35,898,095   $ 4,083,178
  Short-term investments                               30,901,003             -
  Trade accounts receivable, net of allowance for
    doubtful accounts of $160,000 and $100,000 in
    1996 and 1995, respectively                        15,564,791     8,785,240
  Income tax receivable                                   140,154             -
  Prepaid expenses and other current assets             1,290,798       426,161
  Notes and interest receivable                            28,885       432,711
  Deferred income taxes                                   342,732       151,350
-------------------------------------------------------------------------------
    Total current assets                               84,166,458    13,878,640

Property and equipment, at cost:
  Office furniture and equipment                        3,785,806     2,497,413
  Computer equipment and software                       4,262,257     2,019,435
  Automobiles                                              60,612       107,735
  Leasehold improvements                                  456,493       147,039
-------------------------------------------------------------------------------
                                                        8,565,168     4,771,622
  Less accumulated depreciation and amortization       (2,721,247)   (1,574,292)
-------------------------------------------------------------------------------
Net property and equipment                              5,843,921     3,197,330

Notes receivable                                          148,263        51,500
Other assets                                              454,379       202,847
-------------------------------------------------------------------------------
    Total assets                                      $90,613,021   $17,330,317
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                $         -   $   550,363
  Notes payable - stockholder                                   -       317,413
  Accounts payable                                      1,333,854     1,264,048
  Accrued compensation and related costs                8,600,608     5,843,859
  Accrued expenses and other liabilities                  981,718       863,916
  Distributions payable                                         -       860,646
-------------------------------------------------------------------------------
    Total current liabilities                          10,916,180     9,700,245

Long-term debt, less current maturities                         -     1,134,729
Deferred income taxes                                      89,472       101,350
Deferred rent                                             888,165       538,934
-------------------------------------------------------------------------------
    Total liabilities                                  11,893,817    11,475,258

Redeemable convertible preferred stock, 10%, $.001
  par value; 239,019 shares authorized, issued and
  outstanding (redemption value $5,683,334)                     -     5,583,843

Stockholders' equity:
  Preferred stock, $.001 par value; 3,000,000 shares
    authorized, none issued and outstanding                     -             -
  Common stock, $.001 par value; 37,000,000
    authorized, 20,134,680 and 10,742,744 shares
    issued in 1996 and 1995, respectively                  20,135        10,743
  Additional paid-in capital                           73,256,942       284,571
  Retained earnings                                     5,552,755             -
  Deferred compensation                                   (97,831)            -
-------------------------------------------------------------------------------
                                                       78,732,001       295,314

  Common stock held in treasury, at cost; 6,605 and
    15,396 shares in 1996 and 1995, respectively          (12,797)      (24,098)
-------------------------------------------------------------------------------
    Total stockholders' equity                         78,719,204       271,216
-------------------------------------------------------------------------------
    Total liabilities and stockholders' equity        $90,613,021   $17,330,317
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

See accompanying notes to financial statements.

                              WHITTMAN-HART, INC.
                            STATEMENTS OF EARNINGS

                                                               YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------
                                                          1996          1995          1994
---------------------------------------------------------------------------------------------
Revenues                                              $87,491,040   $49,822,060   $29,543,250
Cost of services                                       52,691,990    30,392,200    17,727,690
---------------------------------------------------------------------------------------------
  Gross profit                                         34,799,050    19,429,860    11,815,560

Costs and expenses:
  Selling                                               3,519,500     2,497,100     1,431,030
  Recruiting                                            3,169,240     2,181,293     1,120,750
  General and administrative                           20,694,323    13,038,560     8,088,921
---------------------------------------------------------------------------------------------
    Total costs and expenses                           27,383,063    17,716,953    10,640,701
---------------------------------------------------------------------------------------------
Operating income                                        7,415,987     1,712,907     1,714,859

Other income (expense):
  Interest expense                                        (47,400)     (214,620)     (101,060)
  Interest income                                       1,565,360        98,850        20,980
  Other, net                                             (162,130)      133,030        44,723
---------------------------------------------------------------------------------------------
    Total other income (expense)                        1,355,830        17,260       (35,357)
---------------------------------------------------------------------------------------------
Income before income taxes                              8,711,817     1,730,167     1,139,502
Income taxes (note 7)                                   3,269,062       (50,000)       29,349
---------------------------------------------------------------------------------------------
Net income                                            $ 5,502,755   $ 1,780,167   $ 1,110,153
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

Pro forma income data (unaudited) (note 7):
  Net income as reported                              $ 5,502,755   $ 1,780,167   $ 1,110,153
  Pro forma adjustment to provision for income
    taxes                                                       -       666,593       254,880
---------------------------------------------------------------------------------------------
Pro forma net income (actual in 1996)                 $ 5,502,755   $ 1,113,574   $   855,273
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

Pro forma net income per share (actual in 1996)             $0.30         $0.08
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

Shares used in computing net income per share          18,271,665    14,129,772
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                              WHITTMAN-HART, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY

                               Common Stock        Additional                               Treasury Stock at Cost
                           -------------------      Paid-in      Retained      Deferred     ----------------------
                            Shares      Amount      Capital      Earnings    Compensation    Shares        Amount        Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,
  1993                     1,384,855   $ 1,385   $  (152,466)   $        -     $      -      (4,340)      $(36,635)   $  (187,716)
Retroactive restatement
  for a four-for-one
  stock split in the
  form of a common stock
  dividend effective
  April 3, 1996            4,154,565     4,155        (4,155)                               (13,020)             -              -
Retroactive restatement
  for a two-for-one
  stock split in the
  form of a common stock
  dividend effective
  December 10, 1996        5,539,420     5,539        (5,539)                               (17,360)             -              -
----------------------------------------------------------------------------------------------------------------------------------
As restated               11,078,840    11,079      (162,160)            -            -     (34,720)       (36,635)      (187,716)

Partnership income
  before business
  combination                                      1,110,153                                                            1,110,153
Purchase of common stock                                                                    (52,138)       (68,239)       (68,239)
Issuance of common stock                              36,767                                 83,622        100,644        137,411
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,
  1994                    11,078,840    11,079       984,760             -            -      (3,236)        (4,230)       991,609

Partnership income
  before business
  combination                                      1,730,167                                                            1,730,167
Net income after
  business combination                                              50,000                                                 50,000
Purchase of common stock                                                                    (12,160)       (19,868)       (19,868)
Issuance of common stock     185,400       185       249,815                                                              250,000
Purchase and retirement
  of common stock           (521,496)     (521)   (1,499,479)                                                          (1,500,000)
Partnership capital
  distributions                                   (1,040,122)                                                          (1,040,122)
Redeemable convertible
  preferred stock
  dividend                                          (133,334)      (50,000)                                              (183,334)
Accretion of redeemable
  convertible preferred
  stock issuance costs                                (7,236)                                                              (7,236)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,
  1995                    10,742,744    10,743       284,571             -            -     (15,396)       (24,098)       271,216

Net income                                                       5,502,755                                              5,502,755
Issuance of common stock   7,363,528     7,363    65,738,869                                                           65,746,232
Issuance of common stock
  from exercise of stock
  options                     42,660        43       209,810                                 46,563         84,406        294,259
Issuance of common stock
  from employee stock
  purchase plan               73,600        74       529,845                                                              529,919
Tax benefit related to
  stock plans                                        836,976                                                              836,976
Purchase of common stock                                                                    (37,772)       (73,105)       (73,105)
Conversion of redeemable
  convertible preferred
  stock to common stock    1,912,148     1,912     5,531,931        50,000                                              5,583,843
Deferred compensation
  from issuance of stock
  options                                            124,940                   (124,940)                                        -
Amortization of deferred
  compensation                                                                   27,109                                    27,109
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,
  1996                    20,134,680   $20,135   $73,256,942    $5,552,755    $ (97,831)     (6,605)      $(12,797)   $78,719,204
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                              WHITTMAN-HART, INC.
                           STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------
                                                          1996          1995          1994
---------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                          $ 5,502,755   $ 1,780,167   $ 1,110,153
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                       1,277,085       600,946       340,699
    Deferred income taxes                                (203,260)      (50,000)            -
    Gain on disposition of property and equipment         (12,489)            -             -
    Gain on sales of short-term investments               (10,438)            -             -
    ESOP expense                                                -             -       137,411
    Executive stock expense                                30,214       214,668        29,168
    Changes in assets and liabilities:
      Trade accounts receivable, net                   (6,779,551)   (4,653,985)   (1,080,687)
      Income taxes receivable                             696,822             -             -
      Prepaid expenses and other current assets          (847,805)      204,839        26,672
      Notes receivable                                    307,063        29,753      (127,874)
      Other assets                                       (251,532)     (120,389)        6,321
      Accounts payable                                     69,806       818,665        67,412
      Accrued compensation and related costs            2,828,665     3,165,292       131,814
      Accrued expenses and other liabilities               42,802       (13,955)      394,282
      Deferred rent                                       394,231       412,178       (83,312)
---------------------------------------------------------------------------------------------
Net cash provided by operating activities               2,999,368     2,415,179       952,059
---------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of short-term investments                 (38,980,367)            -             -
  Sales of short-term investments                       8,064,005             -             -
  Purchases of property and equipment                  (3,901,281)   (1,911,390)   (1,717,907)
  Proceeds from disposition of property and
    equipment                                              43,000             -             -
---------------------------------------------------------------------------------------------
Net cash used in investing activities                 (34,774,643)   (1,911,390)   (1,717,907)
---------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from the issuance of redeemable
    convertible preferred stock, net of
    issuance costs                                              -     5,393,273             -
  Proceeds from issuance of bank debt                      48,775       500,000     1,650,000
  Payments on bank debt                                (1,733,867)     (492,738)     (456,220)
  Payments on related party debt                         (317,413)            -      (265,000)
  Proceeds from issuance of common stock, net of
    issuance costs                                     65,719,102             -             -
  Proceeds from exercise of stock options                 277,427             -             -
  Proceeds from employee stock purchase plan              529,919             -             -
  Purchase of common stock                                (73,105)   (1,519,868)      (68,239)
  Partnership capital distributions                      (860,646)     (179,476)            -
  Checks issued in excess of bank balance                       -      (121,802)      (94,693)
---------------------------------------------------------------------------------------------
Net cash provided by financing activities              63,590,192     3,579,389       765,848
---------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents              31,814,917     4,083,178             -
Cash and cash equivalents at beginning of year          4,083,178             -             -
---------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year              $35,898,095    $4,083,178   $         -
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
  Interest paid                                       $    58,181    $  225,480   $    82,060
  Income taxes paid                                     2,775,500             -             -

Supplemental disclosures of noncash financing
  activities:
  Issuance of common stock to executives                  102,130       250,000             -
  Partnership capital distribution payable                      -       860,646             -
  Conversion of redeemable convertible preferred
    stock                                               5,583,843             -             -
  Tax benefit related to stock plans                      836,976             -             -
  Accretion of redeemable convertible preferred
    stock dividends and issuance costs                          -       109,570             -

See accompanying notes to financial statements.

                              WHITTMAN-HART, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

1. DESCRIPTION OF BUSINESS
   Whittman-Hart, Inc. (the "Company") provides strategic information technology ("IT") business solutions designed to improve its clients' productivity and competitive position. The Company offers its clients a single source for a comprehensive range of services required to successfully design, develop and implement integrated solutions in the client/server, open systems, midrange and mainframe computing environments. Among the services offered by the Company are systems integration; strategic IT planning; software development; package software implementation; business process reengineering; organizational change management; networking and connectivity;, conventional and multimedia documentation and training; design and implementation of collaborative computing solutions; and design and implementation of electronic commerce solutions (such as Internet/intranet and electronic data interchange). The Company serves clients in a broad range of industries including communications, consumer products, distribution, diversified services, financial services, insurance, manufacturing, pharmaceuticals, professional services, retail and technology throughout the United States.

The Company's business was previously owned by Whittman-Hart, L.P. ("LP"), a Delaware limited partnership, and operated by employees of Whittman-Hart Corporation II ("Corporation II"), a Delaware corporation, pursuant to a client service agreement. Corporation II's operations consisted solely of revenues and expenses related to its client service agreement with LP. The Company was a limited partner in LP. Corporation II's revenues and LP's related expenses associated with the client service agreement have been eliminated in the accompanying financial statements. Partnership income before business combination as reported in the statements of stockholders' equity represents LP's undistributed earnings.

   Effective December 31, 1995, the Company issued common and redeemable convertible preferred stock in exchange for the remaining partnership interests of LP. The exchange represents a combination of entities under common control and has been accounted for on an "as-if" pooling-of-interests basis, with the accompanying financial statements restated for all periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 USE OF ESTIMATES
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 REVENUE RECOGNITION
   Revenues are recognized as the related services are performed.

 PROPERTY AND EQUIPMENT
   Depreciation is computed using the straight-line method based on the estimated useful lives, ranging from three to seven years, of the various classes of property. Amortization of leasehold improvements is computed over the shorter of the lease term or estimated useful life of the asset.

 CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
   Cash equivalents are comprised of certain highly liquid investments with original maturities of less than three months. Short-term investments consist of debt securities with original maturities beyond three months but less than twelve months. The short-term investments are classified as available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Short-term investments are reported at amortized cost, which approximates fair value.

 INCOME TAXES
   Income taxes, including pro forma calculations, are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 COMPUTATION OF NET INCOME AND PRO FORMA NET INCOME PER SHARE
   Net income and pro forma net income per common and common equivalent share are computed based on the weighted average of common and common equivalent shares - redeemable convertible preferred stock, 10%, $.001 par value ("Redeemable Preferred Stock") and stock options - outstanding during the year.

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

 STOCK OPTIONS
Prior to January 1, 1996, the Company accounted for its stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock options grants made in 1995 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of Statement 123.

 FAIR VALUE OF FINANCIAL INSTRUMENTS
   The carrying amounts of the Company's financial instruments approximate their fair values due to the short maturity of these instruments.

 RECLASSIFICATIONS
   Certain 1995 and 1994 balances have been reclassified to conform to the 1996 presentation.

3. DEBT OBLIGATIONS
   The Company has a loan agreement for up to $5,000,000 of unsecured credit with interest, at the Company's option, at the London Interbank Offered Rate (LIBOR) plus 1.5% or the lender's prime rate. No borrowings were outstanding under this loan agreement at December 31, 1996 or 1995. The loan agreement expires on April 30, 1997.

   At December 31, 1995, the Company had a total of $1,685,092 outstanding under various notes payable to banks. All amounts were repaid during 1996.

4. REDEEMABLE CONVERTIBLE PREFERRED STOCK
   During 1995, the Company issued 239,019 shares of Redeemable Preferred Stock. The Redeemable Preferred Stock was recorded at fair value on the date of issuance less issue costs. The excess of the preference value over the carrying value was being accreted by periodic charges to additional paid-in capital over the life of the issue.

   In connection with the Company's initial public offering in May 1996, the 239,019 shares of Redeemable Preferred Stock were converted into 1,912,148 shares of common stock. Upon the conversion to common stock, all accrued and unpaid dividends were canceled.

5. STOCKHOLDERS' EQUITY
   On May 8, 1996, the Company completed an initial public offering of its common stock in which 5,200,000 shares were sold by the Company, resulting in net proceeds of approximately $37.8 million. On August 27, 1996, the Company completed a follow-on public offering of its common stock selling an additional 2,100,000 shares, which resulted in net proceeds of approximately $27.8 million.

   On April 3, 1996, the Company filed an Amendment to its Certificate of Incorporation effecting an increase in the number of authorized shares of common stock to 15,000,000 and authorizing 3,000,000 shares of preferred stock. On November 25, 1996, the Company filed an Amendment to its Certificate of Incorporation further increasing the number of authorized shares of common stock to 37,000,000 and eliminating the Redeemable Preferred Stock from the Company's authorized capital.

   The Company's Board of Directors approved a 4-for-1 split of common stock in the form of a stock dividend effective April 3, 1996. The Board of Directors approved a 2-for-1 split of common stock in the form of a stock dividend effective December 10, 1996. All common share and per share amounts have been adjusted retroactively to give effect to the stock splits.

6. LEASE COMMITMENTS
   The Company leases its office facilities and certain equipment under operating lease arrangements which expire at various dates through October 2004.

   Rent expense for the years ended December 31, 1996, 1995 and 1994 was $4,669,910, $2,631,720 and $1,251,420, respectively. The future minimum annual lease payments under noncancelable long-term leases are as follows:

        Year ending December 31                   Amount
        ---------------------------------------------------
        1997                                    $ 3,587,301
        1998                                      2,732,859
        1999                                      1,242,198
        2000                                      1,131,729
        2001                                      1,055,845
        Thereafter                                2,872,652
        ---------------------------------------------------
                                                $12,622,584
        ---------------------------------------------------
        ---------------------------------------------------


7. INCOME TAXES
   Prior to December 31, 1995, the Company's business was owned and operated by LP; therefore, federal and certain state income tax liabilities were the responsibility of the partners. Income taxes for the years ended December 31, 1995 and 1994 are comprised of certain state income taxes of LP and federal and state income taxes of the Company. The pro forma income tax adjustments included in the statements of earnings represent federal and the additional state income tax expense that would have been required had the Company operated as a C corporation for all periods presented.

   Income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994 consists of the following:

                                       1996          1995          1994
   -----------------------------------------------------------------------
   Current:
        Federal                     $ 2,820,410    $       -      $ 21,112
        State                           651,912            -         8,237
   -----------------------------------------------------------------------
                                      3,472,322            -        29,349
   -----------------------------------------------------------------------

    Deferred:
        Federal                        (165,793)        (39,817)       -
        State                           (37,467)        (10,183)       -
   -----------------------------------------------------------------------
                                       (203,260)        (50,000)       -
   -----------------------------------------------------------------------
                                    $ 3,269,062    $    (50,000)  $ 29,349
   ----------------------------------------------------------------------
   ----------------------------------------------------------------------

   The reconciliation of income taxes computed using the federal statutory rate of 34% to the Company's income tax expense is as follows:

                                                                  1996
    -------------------------------------------------------------------
    Federal income tax at the statutory rate                      34.0%
    State income tax, net of federal tax benefit                   4.6
    Tax exempt interest income                                    (2.1)
    Nondeductible expenses                                         1.4
    Other                                                         (0.6)
    -------------------------------------------------------------------
                                                                  37.3%
    -------------------------------------------------------------------
    -------------------------------------------------------------------

   The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                                       1996              1995
    ----------------------------------------------------------------------------
    Deferred tax assets:
        Allowance for doubtful accounts              $  62,080         $  39,280
        Accrued expenses                               270,134           112,070
        Deferred rent                                  184,683              -
        Deferred compensation                           10,518              -
    ----------------------------------------------------------------------------
            Total gross deferred tax assets            527,415           151,350
            Less valuation allowance                      -                 -
    ----------------------------------------------------------------------------
            Net deferred tax assets                    527,415           151,350
    ----------------------------------------------------------------------------

    Deferred tax liabilities:
        Property and equipment - depreciation         (147,581)         (101,350)
        Other                                         (126,574)             -
    ----------------------------------------------------------------------------
            Total gross deferred tax liabilities      (274,155)         (101,350)
    ----------------------------------------------------------------------------
            Net deferred tax asset                   $ 253,260         $  50,000
    ----------------------------------------------------------------------------
    ----------------------------------------------------------------------------

   No valuation allowance for deferred tax assets has been recorded as the Company believes it is more likely than not the deferred tax assets will be realized in the future.

   As a result of income tax benefits related to certain employee stock plans, $836,976 was credited to additional paid-in capital during 1996.

8. EXECUTIVE STOCK PLAN
   Prior to the Company's initial public offering, the Executive Stock Plan was used to reward selected executives for future services. Under the plan, executives were awarded common stock that vested over a specified period. In the event employment was terminated prior to vesting, the executive would not be entitled to receive the common stock. Executive stock expense reported in the statements of earnings amounted to $30,214, $241,668 and $29,168 in 1996, 1995 and 1994, respectively.

9. EMPLOYEE STOCK OWNERSHIP PLAN
   The Company sponsors an Employee Stock Ownership Plan ("ESOP") which covers substantially all employees over the age of 21 who have completed one year of service. Annual ESOP contributions are determined at the discretion of the Company's Board of Directors. Plan participants become fully vested after completing four years of service. ESOP contributions reported in the statements of earnings amounted to $137,411 in 1994. There were no contributions in 1996 and 1995. The ESOP held 413,076 and 511,604 shares of the Company's common stock at December 31, 1996 and 1995, respectively. The Company does not intend to make future contributions to the ESOP.

10. 401(k) RETIREMENT PLAN
    The Company's 401(k) plan covers all employees who have reached 21 years of age. Participants may contribute up to 12% of their eligible compensation. The Company matches participant contributions as defined within the plan. Company contributions amounted to $320,081, $183,857 and $92,100 in 1996, 1995 and
1994, respectively.

11. EMPLOYEE STOCK PURCHASE PLAN
    In 1996, the Company established a stock purchase plan which permits eligible employees to purchase, through payroll deductions, shares of the Company's common stock at 90% of the fair market value on the first or last day of each six-month offering period, whichever is lower. Payroll deductions may not exceed 20% of the employee's total gross pay in any calendar year. The Company has reserved an aggregate of 800,000 shares of common stock for issuance under the plan. During the year ended December 31, 1996, 73,600 shares of common stock were purchased under the plan.

12. STOCK COMPENSATION PLANS
    In 1995, the Company adopted a stock option plan under which certain employees may be granted the right to purchase shares of common stock at the fair market value on the date of grant. The Company has reserved an aggregate of 4,000,000 shares of common stock for issuance under the plan. Stock options may be exercised only to the extent they have vested in accordance with provisions determined by the Board of Directors. In addition, the Company has from time to time granted stock options outside of the stock option plan.

    The per share weighted-average fair value of stock options granted during 1996 and 1995 was $7.82 and $1.20 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield of 0%, expected volatility of 45%, risk-free interest rate of 6.0% and an expected life of 3.25 years; 1995 - expected dividend yield of 0%, expected volatility of 45%, risk-free interest rate of 5.4% and an expected life of 3.23 years.

    Under Statement 123, compensation cost is recognized for the fair value of the employees' purchase rights under the Employee Stock Purchase Plan. The weighted-average fair value of those purchase rights granted in 1996 was $2.89 using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected volatility of 45%, risk-free interest rate of 5.2% and an expected life of six months.

    The Company applies APB 25 in accounting for its plans and accordingly, no compensation cost has been recognized in the financial statements for its stock options and its stock purchase plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock-based compensation plans under Statement 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                   1996           1995
    -------------------------------------------------------------------------------------
    Net income (pro forma in 1995)              As reported     $5,502,755     $1,113,574
                                                Pro forma       $5,117,593       $963,875

    Net income per share (pro forma in 1995)    As reported          $0.30          $0.08
                                                Pro forma            $0.29          $0.07

    Stock option activity for the periods indicated is as follows:

                                                           Weighted-Average
                                                Shares      Exercise Price
    -----------------------------------------------------------------------
    Outstanding on December 31, 1994              -                 -
    Granted                                    1,821,712          $3.19
    -----------------------------------------------------------------------
    Outstanding on December 31, 1995           1,821,712           3.19
    Granted                                       70,320          12.00
    Exercised                                    (89,223)          3.30
    Canceled                                     (97,433)          3.39
    -----------------------------------------------------------------------
    Outstanding on December 31, 1996           1,705,376          $3.54
    -----------------------------------------------------------------------
    -----------------------------------------------------------------------

    The following table summarizes information about stock options outstanding at December 31, 1996:

                                         Options Outstanding                    Options Exercisable
                               ------------------------------------------     --------------------------
                                              Weighted        Weighted
                                               Average         Average                      Weighted
     Range of                                 Remaining        Exercise                      Average
    Exercise Prices             Shares     Contractual Life     Price           Shares    Exercise Price
    ----------------------------------------------------------------------------------------------------
    $1.645 to 3.245            1,660,870      9.0 years         $ 3.18          493,707       $ 3.17
    $8.00                         11,114      9.3                 8.00              400         8.00
    $18.00 to 24.00               33,392      9.6                19.97            3,272        20.02
    ----------------------------------------------------------------------------------------------------
    $1.645 to 24.00            1,705,376      9.0               $ 3.54          497,379       $ 3.29
    ----------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------

13. RELATED-PARTY TRANSACTIONS
    The Company has several notes receivable from executives outstanding at December 31, 1996 totaling $177,148. The notes bear interest at the prime rate and are due on various dates through August 1998.

14. REVENUES FROM SIGNIFICANT CLIENTS
    During 1996 and 1994, no client accounted for 10% or more of the Company's total revenues. One client accounted for approximately 10% of the Company's total revenues during 1995.

                              INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
Whittman-Hart, Inc.:

     Under date of February 7, 1997, we reported on the balance sheets of Whittman-Hart, Inc. as of December 31, 1996 and 1995, and the related statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                          KPMG Peat Marwick LLP

Chicago, Illinois
February 7, 1997

                                                                   SCHEDULE II

                              WHITTMAN-HART, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                            Balance at      Charged to                     Balance at
                                             Beginning       Costs and                       End of
Description                                   of Year         Expenses    Deductions (1)      Year
-----------------------------------------------------------------------------------------------------
For the year ended December 31, 1996:
  Allowance for doubtful accounts           $  100,000      $  338,478     $  (278,478)    $  160,000

For the year ended December 31, 1995:
  Allowance for doubtful accounts              346,874         113,807        (360,681)       100,000

For the year ended December 31, 1994:
  Allowance for doubtful accounts               99,312         371,977        (124,415)       346,874

(1)  Bad debts written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      Whittman-Hart, Inc.

Date:   March 28, 1997                                By: /s/ Robert F. Bernard
     --------------------                                 ----------------------
                                                          Robert F. Bernard
                                                          Chairman of the Board,
                                                          President and Chief
                                                          and Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                              Date
---------                             -----                              ----
/s/ Robert F. Bernard           Chairman of the Board, President         March 28, 1997
----------------------------    and Chief Executive Officer
Robert F. Bernard               (principal executive officer)

/s/ Kevin M. Gaskey             Chief Financial Officer and Treasurer    March 28, 1997
----------------------------    (principal financial and accounting
Kevin M. Gaskey                 officer)

/s/ Edward V. Szofer            Director                                 March 28, 1997
----------------------------
Edward V. Szofer

/s/ Paul D. Carbery             Director                                 March 28, 1997
----------------------------
Paul D. Carbery

/s/ Lawrence P. Roches          Director                                 March 28, 1997
----------------------------
Lawrence P. Roches

/s/ Robert F. Steel             Director                                 March 28, 1997
----------------------------
Robert F. Steel

                               INDEX TO EXHIBITS


Exhibit No.      Description
-----------      -----------

  11.1           Statement Regarding Computation of Per Share Earnings.
  23.1           Consent of KPMG Peat Marwick LLP.
  27.1           Financial Data Schedule