Form 10-Q
period 1997-03-31
WHITTMAN HART INC
filed 1997-05-13
CIK 1009403

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

     Commission file number: 0-28166



                               WHITTMAN-HART, INC.
                               -------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of April 30, 1997, there were 20,340,650 shares of common stock of the registrant outstanding.

                               WHITTMAN-HART, INC.

                                    FORM 10-Q

                  For the quarterly period ended March 31, 1997

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             Page

Item 1.       Financial Statements

              Balance Sheets as of March 31, 1997 (unaudited)
              and December 31, 1996                                           3

              Statements of Earnings for the three months
              ended March 31, 1997 and 1996 (unaudited)                       4

              Statements of Cash Flows for the three months
              ended March 31, 1997 and 1996 (unaudited)                       5

              Notes to Financial Statements                                   6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                            7

PART II - OTHER INFORMATION                                                   9

SIGNATURES                                                                    9

INDEX TO EXHIBITS                                                            10

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                               WHITTMAN-HART, INC.
                                 BALANCE SHEETS

                                                                  March 31,       December 31,
                                                                    1997               1996
                                                                ------------      -------------
                              Assets                             (Unaudited)
Current assets:
   Cash and cash equivalents                                    $ 12,731,362      $  35,898,095
   Short-term investments                                         51,499,574         30,901,003
   Trade accounts receivable, net of allowance
     for doubtful accounts
     of $160,000 in 1997 and 1996                                 18,338,689         15,564,791
   Income tax receivable                                              -                 140,154
   Prepaid expenses and other current assets                       1,575,136          1,290,798
   Notes and interest receivable                                      24,329             28,885
   Deferred income taxes                                             477,939            342,732
                                                                ------------      -------------
     Total current assets                                         84,647,029         84,166,458

   Non-current investments                                           999,629             -
   Property and equipment, net                                     6,466,434          5,843,921
   Notes receivable                                                  151,227            148,263
   Other assets                                                      965,393            454,379
                                                                ------------      -------------
     Total assets                                               $ 93,229,712      $  90,613,021
                                                                ============      =============

            Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                             $  1,133,575      $   1,333,854
   Accrued compensation and related costs                          6,533,526          8,600,608
   Income taxes payable                                              666,394             -
   Accrued expenses and other liabilities                          1,493,354            981,718
                                                                ------------      -------------
   Total current liabilities                                       9,826,849         10,916,180
Deferred income taxes                                                119,226             89,472
Deferred rent                                                        925,707            888,165
                                                                ------------      -------------
   Total liabilities                                              10,871,782         11,893,817

Stockholders' equity:
   Preferred stock, $.001 par value; 3,000,000
    shares authorized, none issued and outstanding                     -                  -
   Common stock, $.001 par value; 37,000,000 authorized,
    20,309,876 and 20,134,680 shares issued in 1997
    and 1996, respectively                                            20,310             20,135
   Additional paid-in capital                                     75,691,274         73,256,942
   Retained earnings                                               7,634,032          5,552,755
   Deferred compensation                                            (987,686)           (97,831)
                                                                ------------      -------------
                                                                  82,357,930         78,732,001
   Common stock held in treasury, at cost; 6,605 shares in 1996       -                 (12,797)
                                                                ------------      -------------
     Total stockholders' equity                                   82,357,930         78,719,204
                                                                ------------      -------------
        Total liabilities and stockholders' equity              $ 93,229,712      $  90,613,021
                                                                ============      =============

   See accompanying notes to financial statements.

                               WHITTMAN-HART, INC.
                             STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                   Three Months Ended
                                                        March 31,
                                                   1997           1996
                                               ------------   ------------

Revenues                                       $ 29,046,130   $ 17,793,710
Cost of services                                 17,364,910     10,675,120
                                               ------------   ------------
    Gross profit                                 11,681,220      7,118,590

Costs and expenses:
    Selling                                       1,204,270        799,230
    Recruiting                                      969,590        733,830
    General and administrative                    6,809,553      4,467,488
                                               ------------   ------------
       Total costs and expenses                   8,983,413      6,000,548
                                               ------------   ------------
Operating income                                  2,697,807      1,118,042

Other income (expense):
    Interest expense                                   --          (31,210)
    Interest income                                 895,344         31,380
    Other, net                                     (153,024)        (5,460)
                                               ------------   ------------
       Total other income (expense)                 742,320         (5,290)
                                               ------------   ------------
Income before income taxes                        3,440,127      1,112,752
Income taxes                                      1,358,850        445,120
                                               ------------   ------------
Net income                                     $  2,081,277   $    667,632
                                               ============   ============
Net income per share                           $       0.10   $       0.05
                                               ============   ============
Shares used in computing net income per share    21,558,201     13,809,174
                                               ============   ============

See accompanying notes to financial statements.

                               WHITTMAN-HART, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 Three Months Ended
                                                                      March 31,
                                                              1997            1996
                                                           ------------   -----------
Cash flows from operating activities:
    Net income                                             $  2,081,277   $   667,632
    Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation and amortization                          282,173       209,370
         Deferred income taxes                                 (105,453)         --
         Gain on disposition of property and equipment             --         (12,607)
         Gain on sales of short-term investments                 (6,195)         --
         Executive stock expense                                   --           6,866
         Changes in assets and liabilities:
           Trade accounts receivable, net                    (2,773,898)   (1,588,373)
           Prepaid expenses and other current assets           (261,944)     (336,204)
           Notes receivable                                       1,592       326,749
           Other assets                                        (261,014)     (158,360)
           Accounts payable                                    (200,279)     (575,671)
           Accrued compensation and related costs            (2,067,082)   (1,511,539)
           Income taxes payable                               1,413,303       444,344
           Accrued expenses and other liabilities               261,636       204,878
           Deferred rent                                         37,542        97,794
                                                           ------------   -----------
Net cash used in operating activities                        (1,598,342)   (2,225,121)
                                                           ------------   -----------

Cash flows from investing activities:
    Purchases of investments                                (35,350,749)         --
    Sales and maturities of investments                      13,892,960          --
    Purchases of property and equipment                      (1,028,757)   (1,314,030)
    Proceeds from disposition of property and equipment            --          43,122
                                                           ------------   -----------
Net cash used in investing activities                       (22,486,546)   (1,270,908)
                                                           ------------   -----------
Cash flows from financing activities:
    Proceeds from issuance of bank debt                            --          48,775
    Payments on bank debt                                          --        (144,240)
    Payments on related party debt                                 --        (317,413)
    Proceeds from exercise of stock options                     277,701          --
    Proceeds from employee stock purchase plan                  640,454          --
                                                           ------------   -----------
Net cash provided by (used in) financing activities             918,155      (412,878)
                                                           ------------   -----------
Net decrease in cash and cash equivalents                   (23,166,733)   (3,908,907)
                                                           ------------   -----------
Cash and cash equivalents at beginning of period             35,898,095     4,083,178
                                                           ------------   -----------
Cash and cash equivalents at end of period                 $ 12,731,362   $   174,271
                                                           ============   ===========
Supplemental disclosures of cash flow information:
    Interest paid                                          $       --     $    31,455
    Income taxes paid                                            51,000          --

Supplemental disclosures of noncash financing activities:
    Tax benefit related to stock plans                          606,755          --
    Issuance of restricted stock awards                         900,000          --
    Issuance of common stock to executives                         --          56,179

See accompanying notes to financial statements

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

      The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

      These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1996, included in the Form 10-K filed by the Company with the Securities and Exchange Commission.

2.    Computation of Net Income per Share

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

3.    Stockholders' Equity

      On May 8, 1996, the Company completed an initial public offering of its common stock in which 5,200,000 shares were sold by the Company, resulting in net proceeds of approximately $37.8 million. On August 27, 1996, the Company completed a follow-on public offering of its common stock in which an additional 2,100,000 shares were sold by the Company, resulting in net proceeds of approximately $27.8 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

      Revenues. Revenues increased 63% to $29.0 million in the first quarter of 1997 from $17.8 million for the comparable 1996 quarter. Each of the Company's branch offices experienced revenue growth in the first quarter of 1997 as compared to the same period in 1996. Revenues for the Chicago branch, the Company's largest, increased 41% while the Company's other branches achieved a combined revenue increase of 106%. The growth of newer branches has reduced the concentration of revenues in Chicago to 56% in the first quarter of 1997 from 65% in the comparable 1996 quarter. Revenues from the Company's ten most significant clients declined to 22% of total revenues in the first quarter of 1997 from 33% in the first quarter of 1996.

      Gross Profit. Gross profit increased 64% to $11.7 million in the first quarter of 1997 from $7.1 million in the first quarter of 1996. Gross profit as a percentage of revenues remained constant at 40%.

      Selling Expenses. Selling expenses increased 51% to $1.2 million in the first quarter of 1997 from $0.8 million in the comparable 1996 quarter. As a percentage of revenues, selling expenses decreased to 4% in the first quarter of 1997 from 5% in the comparable period in 1996. The decrease as a percentage of revenues was attributable to the Company's ability to leverage its fixed selling costs over a greater revenue base.

      Recruiting Expenses. Recruiting expenses increased 32% to $1.0 million in the first quarter of 1997 from $0.7 million in the first quarter of 1996. The number of consultants increased 60% to 989 as of March 31, 1997 from 618 as of March 31, 1996, while total recruiting costs per hire decreased to $4,700 in the first quarter of 1997 from $5,400 in the comparable 1996 quarter. As a percentage of revenues, recruiting expenses decreased to 3% in the first quarter of 1997 from 4% in the comparable period in 1996. The decrease as a percentage of revenues was attributable to the Company leveraging its internal recruiting resources over a greater revenue base.

      General and Administrative Expenses. General and administrative expenses increased 52% to $6.8 million in the first quarter of 1997 from $4.5 million in the first quarter of 1996. The increase was primarily attributable to increased personnel and facilities costs to support the growth of new and existing offices, increased marketing efforts and the start-up of the Company's strategic initiative focused on quality improvements. As a percentage of revenues, general and administrative costs declined to 24% in the first quarter of 1997 from 25% in the first quarter of 1996 due to operating efficiencies and economies of scale.

      Other Income (Expense). The increase in other income (expense) in the first quarter of 1997 as compared to the same period in 1996 is primarily attributable to interest earned on investments of available net proceeds from the Company's initial and follow-on public offerings.

      Income Taxes. The Company's effective tax rate was 39.5% for the first quarter of 1997 as compared to 40.0% for the same period of 1996.

Liquidity and Capital Resources

      At March 31, 1997, the Company had approximately $64.2 million of cash, cash equivalents and short-term investments compared to $66.8 million at December 31, 1996. Prior to its initial public offering in May 1996, the Company's primary source of liquidity had been operating cash flow, periodically supplemented by borrowings under the Company's revolving credit and term facilities with a commercial bank. The Company has a loan agreement for up to $5.0 million of unsecured credit with interest, at the Company's option, at LIBOR plus 1.5% or the lender's prime rate. There were no borrowings under this loan agreement as of April 30, 1997. The Company's loan agreement expires on April 30, 1998.

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

Recently Issued Financial Accounting Standards

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"). Implementation of Statement 128 is required for periods ending after December 15, 1997. The standard establishes new methods for computing and presenting earnings per share ("EPS") and replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. The new methods under this standard are not expected to have a significant impact on the Company's EPS amounts.

Safe Harbor Provision

      This Form 10-Q contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Form 10-Q, the words "anticipate" and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, difficulties in attracting and retaining highly skilled employees, the Company's ability to manage rapid growth and expansion into new geographic areas and service lines, the Company's ability to manage the risks associated with client projects and risks related to possible acquisitions. These and other risks are more fully described in the "Risk Factor" section of the Company's registration statement (No. 333-18059) on Form S-1 filed by the Company with the Securities and Exchange Commission on December 17, 1996, as amended.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

      (11) Statement Regarding Computation of Per Share Earnings
      (27) Financial Data Schedule

(b)  Reports on Form 8-K.

      No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Whittman-Hart, Inc.


Date: May 13, 1997                   By:  /s/ Robert F. Bernard
                                          ---------------------
                                          Robert F. Bernard
                                          Chairman of the Board, President and
                                          Chief Executive Officer


Date: May 13, 1997                   By:  /s/ Kevin M. Gaskey
                                          ---------------------
                                          Kevin M. Gaskey
                                          Chief Financial Officer and Treasurer

                                INDEX TO EXHIBITS

Exhibit No. Description
----------- -----------

      11    Statement Regarding Computation of Per Share Earnings

      27    Financial Data Schedule