Form 10-Q
period 1997-06-30
WHITTMAN HART INC
filed 1997-08-14
CIK 1009403

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C.  20549


                                      FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1997

                                          OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the transition period from _______________ to _______________

            Commission file number:  0-28166




                                 WHITTMAN-HART, INC.
               (Exact name of registrant as specified in its charter)



                 DELAWARE                               36-3797833
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

          311 SOUTH WACKER DRIVE, SUITE 3500, CHICAGO, ILLINOIS 60606-6618
             (Address of principal executive offices, including Zip Code)


                                    (312) 922-9200
                 (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of July 31, 1997, there were 20,495,731 shares of common stock of the registrant outstanding.

                                 WHITTMAN-HART, INC.

                                      FORM 10-Q

                     For the quarterly period ended June 30, 1997

                                  TABLE OF CONTENTS

PART I -   FINANCIAL INFORMATION                                            Page
                                                                            ----
Item 1.    Financial Statements

           Balance Sheets as of June 30, 1997 (unaudited) and December 31,    3
           1996

           Statements of Earnings for the three and six months
           ended June 30, 1997 and 1996 (unaudited)                            4

           Statements of Cash Flows for the six months
           ended June 30, 1997 and 1996 (unaudited)                            5

           Notes to Financial Statements                                       6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                                7

PART II -  OTHER INFORMATION                                                  10

SIGNATURES                                                                    10

INDEX TO EXHIBITS                                                             11

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                 WHITTMAN-HART, INC.
                                    BALANCE SHEETS

                                                                             JUNE 30,    DECEMBER 31,
                                                                              1997          1996
                                                                          -----------   -------------
                    ASSETS                                                (UNAUDITED)
Current assets:
    Cash and cash equivalents                                             $14,211,064     $35,898,095
    Short-term investments                                                 49,221,561     30,901,003
    Trade accounts receivable, net of
         allowance for doubtful accounts
         of $260,000 and $160,000 in 1997
         and 1996, respectively                                            22,870,186     15,564,791
    Income tax receivable                                                           -        140,154
    Prepaid expenses and other current assets                               1,939,772      1,290,798
    Notes and interest receivable                                              46,286         28,885
    Deferred income taxes                                                     635,241        342,732
                                                                          -----------   -------------
         Total current assets                                              88,924,110     84,166,458

    Property and equipment, net                                             9,528,376      5,843,921
    Notes receivable                                                          132,766        148,263
    Other assets                                                            1,993,281        454,379
                                                                          -----------   -------------
         Total assets                                                    $100,578,533    $90,613,021
                                                                          -----------   -------------
                                                                          -----------   -------------
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                         $817,295     $1,333,854
    Accrued compensation and related costs                                 10,310,887      8,600,608
    Income taxes payable                                                      422,532         -
    Accrued expenses and other liabilities                                  1,304,369        981,718
                                                                          -----------   -------------
    Total current liabilities                                              12,855,083     10,916,180
Deferred income taxes                                                         158,476         89,472
Deferred rent                                                                 963,249        888,165
                                                                          -----------   -------------
    Total liabilities                                                      13,976,808     11,893,817
Stockholders' equity:
    Preferred stock, $.001 par value; 3,000,000 shares authorized,
         none issued and outstanding                                            -                -
    Common stock, $.001 par value; 37,000,000 authorized, 20,469,881
         and 20,134,680 shares issued in 1997 and 1996, respectively           20,470          20,135
    Additional paid-in capital                                             77,425,910      73,256,942
    Retained earnings                                                      10,085,637       5,552,755
    Deferred compensation                                                    (930,292)        (97,831)
                                                                          -----------   -------------
                                                                           86,601,725      78,732,001
    Common stock held in treasury, at cost; 6,605 shares in 1996              -               (12,797)
                                                                          -----------   -------------
      Total stockholders' equity                                           86,601,725      78,719,204
                                                                          -----------   -------------
       Total liabilities and stockholders' equity                        $100,578,533     $90,613,021
                                                                          -----------   -------------
                                                                          -----------   -------------


                   See accompanying notes to financial statements.

                                 WHITTMAN-HART, INC.
                                STATEMENTS OF EARNINGS
                                     (UNAUDITED)

                               THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                  1997           1996           1997           1996
                                -----------  -----------      -----------  -----------
Revenues                        $34,731,660  $21,069,040      $63,777,790  $38,862,750
Cost of services                 20,571,630   12,686,860       37,936,540   23,361,980
                                -----------   ----------       ----------   ----------
    Gross profit                 14,160,030    8,382,180       25,841,250   15,500,770
Costs and expenses:
    Selling                       1,507,230      910,310        2,711,500    1,709,540
    Recruiting                    1,378,110      873,200        2,347,700    1,607,030
    General and administrative    7,960,140    5,177,734       14,769,693    9,645,222
                                -----------   ----------       ----------   ----------
      Total costs and expenses   10,845,480    6,961,244       19,828,893   12,961,792
                                -----------   ----------       ----------   ----------
Operating income                  3,314,550    1,420,936        6,012,357    2,538,978
Other income (expense):
    Interest expense                  -          (16,190)               -      (47,400)
    Interest income                 855,353      237,340        1,750,697      268,720
    Other, net                      (82,201)      88,540         (235,225)      83,080
                                -----------   ----------       ----------   ----------
      Total other income            773,152      309,690        1,515,472      304,400
                                -----------   ----------       ----------   ----------
Income before income taxes        4,087,702    1,730,626        7,527,829    2,843,378
Income taxes                      1,636,097      653,570        2,994,947    1,098,690
                                -----------   ----------       ----------   ----------
Net income                      $ 2,451,605   $1,077,056      $ 4,532,882   $1,744,688
                                -----------   ----------       ----------   ----------
                                -----------   ----------       ----------   ----------
Net income per share            $     $0.11   $    $0.06      $     $0.21  $      0.11
                                -----------   ----------       ----------   ----------
                                -----------   ----------       ----------   ----------
Shares used in computing net
 income per share                21,816,603   17,413,776       21,684,455   15,611,476
                                -----------   ----------       ----------   ----------
                                -----------   ----------       ----------   ----------

               See accompanying notes to financial statements.

                                 WHITTMAN-HART, INC.
                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                      1997           1996
                                                                  ----------     ----------

Cash flows from operating activities:
  Net income                                                    $4,532,882     $1,744,688
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation and amortization                                  689,041        488,975
    Deferred income taxes                                         (223,505)        -
    Gain on disposition of property and equipment                        -        (12,607)
    Loss on sales of short-term investments                         (5,703)        -
    Executive stock expense                                              -         29,213
    Changes in assets and liabilities:
     Trade accounts receivable, net                             (7,305,395)    (5,313,998)
     Prepaid expenses and other current assets                    (648,974)      (794,410)
     Notes receivable                                               (1,904)       251,088
     Other assets                                                 (933,638)        38,935
     Accounts payable                                             (516,559)      (817,160)
     Accrued compensation and related costs                      1,710,279        816,420
     Income taxes payable                                        1,938,874        112,608
     Accrued expenses and other liabilities                        364,286        (87,096)
     Deferred rent                                                  75,084        166,039
                                                                 ----------     ----------
Net cash used in operating activities                             (325,232)    (3,377,305)
                                                                ----------     ----------
Cash flows from investing activities:
  Purchases of investments                                     (49,704,989)    (7,006,924)
  Sales and maturities of investments                           31,645,742         -
  Payment for acquisitions                                        (605,264)
  Purchases of property and equipment                           (4,305,723)    (2,597,172)
  Proceeds from disposition of property and equipment                -             43,122
                                                                ----------     ----------
Net cash used in investing activities                          (22,970,234)    (9,560,974)
                                                                ----------     ----------
Cash flows from financing activities:
  Proceeds from issuance of bank debt                               -              48,775
  Payments on bank debt                                             -          (1,733,867)
  Payments on related party debt                                    -            (317,413)
  Proceeds from issuance of common stock, net of issuance costs     -          37,819,903
  Proceeds from exercise of stock options                          967,981         -
  Proceeds from employee stock purchase plan                       640,454         -
  Partnership capital distributions                                 -            (860,646)
                                                                ----------     ----------
Net cash provided by financing activities                        1,608,435     34,956,752
                                                                ----------     ----------
Net increase (decrease) in cash and cash equivalents           (21,687,031)    22,018,473
                                                                ----------     ----------
Cash and cash equivalents at beginning of period                35,898,095      4,083,178
                                                                ----------     ----------
Cash and cash equivalents at end of period                     $14,211,064    $26,101,651
                                                                ----------     ----------
                                                                ----------     ----------

Supplemental disclosures of cash flow information:
  Interest paid                                                $     -            $58,181
  Income taxes paid                                              1,279,578        986,082

Supplemental disclosures of noncash financing activities:
  Tax benefit related to stock plans                             1,376,188           -
  Issuance of restricted stock awards                              900,000           -
  Issuance of common stock to executives                              -           102,130
  Issuance of common stock for purchase of software                247,874

                        See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

   The accompanying unaudited interim financial statements of Whittman-Hart, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein includes all adjustments which are, in the opinion of management, necessary for a fair presentation of results for these interim periods, and all such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

OVERVIEW

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statements of earnings data as a percentage of revenues:

                                          Three Months         Six Months
                                         Ended June 30,      Ended June 30,
                                         -------------       --------------
                                         1997     1996       1997     1996
__________________________________________________________________________
STATEMENT OF EARNINGS DATA:
Revenues                                 100%     100%       100%     100%
Cost of services                          59       60         59       60
                                         ---      ---        ---      ---
    Gross profit                          41       40         41       40
Costs and expenses:
    Selling                                4        4          4        4
    Recruiting                             4        4          4        4
    General and administrative            23       25         23       25
                                         ---      ---        ---      ---
         Total costs and expenses         31       33         31       33
                                         ---      ---        ---      ---
Operating income                          10        7         10        7
Other income                               2        1          2        -
                                         ---      ---        ---      ---
Income before income taxes                12        8         12        7
Income taxes                               5        3          5        3
                                         ---      ---        ---      ---
Net income                                 7%       5%         7%       4%
                                         ---      ---        ---      ---
                                         ---      ---        ---      ---


   REVENUES. Revenues increased 65% to $34.7 million in the second quarter of 1997 from $21.1 million for the comparable 1996 quarter. Revenues in the first six months of 1997 increased 64% to $63.8 million from $38.9 million for the first six months of 1996. Each of the Company's branch offices experienced revenue growth in the second quarter and in the first six months of 1997 as compared to the same period in 1996. Chicago, the Company's largest branch, increased its revenues by 35% and 38%, respectively, while all other branches achieved a combined revenue increase of approximately 120% for both the second quarter and the first six months. The concentration of revenues within the Chicago branch decreased to approximately 55% from 65% for both the second quarter and the first six months. Revenues from the Company's ten most significant clients declined to 20% in both the second quarter and the first six months of 1997, from 33% in both the second quarter and first six months of 1996.

   GROSS PROFIT. Gross profit increased 69% to $14.2 million in the second quarter of 1997 from $8.4 million in the second quarter of 1996. Gross profit in the first six months of 1997 increased 67% to $25.8 million from $15.5 million in the first six months of 1996. As a percentage of revenues, gross margin increased to 41% for both the second quarter and the first six months of 1997, compared to 40% in both the second quarter and first six months of 1996. This increase is attributable to improved margins from newer branch locations.

   SELLING EXPENSES. Selling expenses increased 66% to $1.5 million in the second quarter of 1997 from $0.9 million in the comparable 1996 quarter. Selling expenses in the first six months of 1997 increased 59% to $2.7 million from $1.7 million in the first six months of 1996. As a percentage of revenues, selling expenses remained constant at 4%.

   RECRUITING EXPENSES. Recruiting expenses increased 58% to $1.4 million in the second quarter of 1997 from $0.9 million in the second quarter of 1996. Recruiting expenses for the first six months of 1997 increased 46% to $2.3 million from $1.6 million in the first six months of 1996. The number of consultants increased 49% to 1,070 as of June 30, 1997 from 718 as of June 30, 1996, while total recruiting costs per hire for the first six months of each year increased to $6,200 in 1997 from $5,700 in 1996. This increase is attributable to expanding the Company's recruiting infrastructure to support the anticipated hiring needs. As a percentage of revenues, recruiting expenses remained constant at 4%.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 54% to $8.0 million in the second quarter of 1997 from $5.2 million in the second quarter of 1996. General and administrative expenses for the first six months of 1997 increased 53% to $14.8 million from $9.6 million in the first six months of 1996. The increase was primarily attributable to increased personnel and facilities costs to support the growth of new and existing offices, increased marketing efforts and the start-up of the Company's strategic initiative focused on quality improvements. As a percentage of revenues, general and administrative costs declined to 23% in both the second quarter and first six months of 1997 from 25% in both the second quarter and first six months of 1996 due to operating efficiencies and economies of scale.

   OTHER INCOME. The increase in other income in both the second quarter and first six months of 1997 as compared to the same periods in 1996 is primarily attributable to interest earned on investments of available net proceeds from the Company's initial and follow-on public offerings.

   INCOME TAXES. The Company's effective tax rate was 40% and 39.8% for the second quarter and first six months of 1997, respectively, as compared to 37.8% and 38.6% for the same periods in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1997, the Company had approximately $63.4 million of cash, cash equivalents and short-term investments compared to $66.8 million at December 31, 1996. Prior to its initial public offering in May 1996, the Company's primary source of liquidity had been operating cash flow, periodically supplemented by borrowings under the Company's revolving credit and term facilities with a commercial bank. The Company has a loan agreement for up to $5.0 million of unsecured credit with interest payable, at the Company's option, at LIBOR plus 1.5% or the lender's prime rate. There were no borrowings under this loan agreement as of July 31, 1997. The Company's loan agreement expires on April 30, 1998.

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

   In March 1997, the Company acquired the business operations and select assets of Organizational Change Dynamics, Inc., a Chicago-based firm dedicated to strategic business consulting. The purchase price included a cash payment of $600,000 and $900,000 (53,850 shares) worth of restricted common stock that vests, pro rata, over a four year period.

   On April 15, 1997, the Company purchased a 37,000 square foot building and its adjoining land for approximately $2.0 million. The building, located in Chicago, was purchased to facilitate the Company's growth.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders was held on May 14, 1997.

(c) The Stockholders voted to elect two directors of the first class to the Company's Board of Directors.

                                                    AUTHORITY        BROKER
    DIRECTORS                        FOR            WITHHELD       NON-VOTES
    ---------                      ------          ---------       ---------
    Lawrence P. Roches            18,501,669         93,822           --
    Robert F. Steel               18,501,594         93,897           --


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

    (11) Statement Regarding Computation of Per Share Earnings
    (27) Financial Data Schedule

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.



                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Whittman-Hart, Inc.

Date:         August 14, 1997          By:  /s/ Robert F. Bernard
              ------------------       ---------------------------
                                        Robert F. Bernard
                                        Chairman of the Board, President and
                                        Chief Executive Officer

Date:         August 14, 1997          By:  /s/ Kevin M. Gaskey
              ------------------       -----------------------------
                                        Kevin M. Gaskey
                                        Chief Financial Officer and Treasurer

                                  INDEX TO EXHIBITS


Exhibit No.   Description
-----------   -----------

    11        Statement Regarding Computation of Per Share Earnings

    27        Financial Data Schedule