Form 10-Q
period 1997-09-30
WHITTMAN HART INC
filed 1997-11-12
CIK 1009403

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549


                                    FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 28, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

     Commission file number:  0-28166


                              WHITTMAN-HART, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                  36-3797833
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


       311 South Wacker Drive, Suite 3500, Chicago, Illinois 60606-6618
       ----------------------------------------------------------------
         (Address of principal executive offices, including Zip Code)

                                (312) 922-9200
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of November 7, 1997, there were 20,814,001 shares of common stock of the registrant outstanding.

                               WHITTMAN-HART, INC.

                                    FORM 10-Q

                For the quarterly period ended September 28, 1997

                                TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION                                            Page

Item 1.   Financial Statements

          Balance Sheets as of September 28, 1997
          (unaudited) and December 31, 1996                                   3

          Statements of Earnings for the three and nine
          months ended September 28, 1997 and September
          30, 1996 (unaudited)                                                4

          Statements of Cash Flows for the nine months
          ended September 28, 1997 and September 30, 1996
          (unaudited)                                                         5

          Notes to Financial Statements                                       6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.                      7

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   10

SIGNATURES                                                                   11

INDEX TO EXHIBITS                                                            11

PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                              WHITTMAN-HART, INC.
                                BALANCE SHEETS

                                                                         SEPTEMBER 28,       DECEMBER 31,
                                                                             1997                1996
                                                                      -----------------   ----------------
                                  ASSETS                                  (UNAUDITED)
Current assets:
  Cash and cash equivalents                                             $  6,147,003       $  35,898,095
  Short-term investments                                                  57,765,977          30,901,003
  Trade accounts receivable, net of allowance for doubtful accounts
    of $361,300 and $160,000 in 1997 and 1996, respectively               27,757,510          15,564,791
  Income tax receivable                                                        -                 140,154
  Prepaid expenses and other current assets                                2,594,831           1,290,798
  Notes and interest receivable                                               73,444              28,885
  Deferred income taxes                                                      712,594             342,732
                                                                       -------------      --------------
    Total current assets                                                  95,051,359          84,166,458

  Property and equipment, net                                             13,022,641           5,843,921
  Notes receivable                                                           102,858             148,263
  Other assets                                                               718,676             454,379
                                                                       -------------      --------------
    Total assets                                                        $108,895,534       $  90,613,021
                                                                       -------------      --------------
                                                                       -------------      --------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $  3,042,558       $   1,333,854
  Accrued compensation and related costs                                   9,792,176           8,600,608
  Income taxes payable                                                     1,248,294               -
  Accrued expenses and other liabilities                                   2,688,452             981,718
                                                                       -------------      --------------
  Total current liabilities                                               16,771,480          10,916,180

Deferred income taxes                                                         76,122              89,472
Deferred revenue                                                              90,200                -
Deferred rent                                                              1,010,315             888,165
                                                                       -------------      --------------
  Total liabilities                                                       17,948,117          11,893,817

Stockholders' equity:
  Preferred stock, $.001 par value; 3,000,000 shares authorized,
    none issued and outstanding                                                -                   -
  Common stock, $.001 par value; 37,000,000 authorized, 20,743,774
    and 20,134,680 shares issued in 1997 and 1996, respectively               20,744              20,135
  Additional paid-in capital                                              78,846,449          73,256,942
  Retained earnings                                                       12,946,746           5,552,755
  Deferred compensation                                                     (866,522)            (97,831)
                                                                       -------------      --------------
                                                                          90,947,417          78,732,001
  Common stock held in treasury, at cost; 6,605 shares in 1996                 -                 (12,797)
                                                                       -------------      --------------
    Total stockholders' equity                                            90,947,417          78,719,204
                                                                       -------------      --------------
      Total liabilities and stockholders' equity                        $108,895,534       $  90,613,021
                                                                       -------------      --------------
                                                                       -------------      --------------

                See accompanying notes to financial statements.

                              WHITTMAN-HART, INC.
                            STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                         NINE MONTHS ENDED              THREE MONTHS ENDED
                                                      SEPT. 28,      SEPT. 30,      SEPT. 28,      SEPT. 30,
                                                        1997           1996           1997           1996
                                                    ------------   ------------   ------------   ------------
Revenues                                            $ 39,251,560   $ 23,301,500   $103,029,350   $ 62,164,250
Cost of services                                      22,670,110     13,842,490     60,606,650     37,204,470
                                                    ------------   ------------   ------------   ------------
  Gross profit                                        16,581,450      9,459,010     42,422,700     24,959,780

Costs and expenses:
  Selling                                              1,597,190        926,250      4,308,690      2,635,790
  Recruiting                                           1,693,820        926,730      4,041,520      2,533,760
  General and administrative                           9,502,558      5,244,244     24,272,251     14,889,466
                                                    ------------   ------------   ------------   ------------
    Total costs and expenses                          12,793,568      7,097,224     32,622,461     20,059,016
                                                    ------------   ------------   ------------   ------------
Operating income                                       3,787,882      2,361,786      9,800,239      4,900,764

Other income (expense):
  Interest expense                                             -              -              -        (47,400)
  Interest income                                        894,918        498,000      2,645,615        766,720
  Other, net                                               7,546       (192,680)      (227,679)      (109,600)
                                                    ------------   ------------   ------------   ------------
    Total other income                                   902,464        305,320      2,417,936        609,720
                                                    ------------   ------------   ------------   ------------
Income before income taxes                             4,690,346      2,667,106     12,218,175      5,510,484
Income taxes                                           1,829,237        983,240      4,824,184      2,081,930
                                                    ------------   ------------   ------------   ------------
Net income                                          $  2,861,109   $  1,683,866   $  7,393,991   $  3,428,554
                                                    ------------   ------------   ------------   ------------
                                                    ------------   ------------   ------------   ------------
Net income per share                                $       0.13   $       0.08   $       0.34   $        .20
                                                    ------------   ------------   ------------   ------------
                                                    ------------   ------------   ------------   ------------
Shares used in computing net income per share         22,369,961     20,274,448     22,088,944     17,165,800
                                                    ------------   ------------   ------------   ------------
                                                    ------------   ------------   ------------   ------------

                See accompanying notes to financial statements.

                              WHITTMAN-HART, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                       SEPT. 28,         SEPT. 30,
                                                                         1997              1996
                                                                     ------------      -------------
Cash flows from operating activities:
  Net income                                                         $  7,393,991      $  3,428,554
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                                     1,182,258           841,169
      Deferred income taxes                                              (383,212)         (133,604)
      Gain on disposition of property and equipment                          -              (12,607)
      Loss on sales of short-term investments                              (4,529)             -
      Executive stock expense                                                -               29,213
      Changes in assets and liabilities, net of acquisitions:
        Trade accounts receivable, net                                (11,890,559)       (4,369,068)
        Prepaid expenses and other current assets                      (1,304,033)         (870,770)
        Notes receivable                                                      846           305,569
        Other assets                                                      340,967          (162,674)
        Accounts payable                                                1,708,704          (379,564)
        Accrued compensation and related costs                          1,191,568          (630,355)
        Income taxes payable                                            3,100,332           402,199
        Accrued expenses and other liabilities                          1,748,369           167,818
        Deferred revenue                                                   90,200                 -
        Deferred rent                                                     122,150           288,483
                                                                     ------------      -------------
Net cash provided by (used in) operating activities                     3,297,052        (1,095,637)
                                                                     ------------      -------------
Cash flows from investing activities:
  Purchases of investments                                            (75,659,324)      (12,571,399)
  Sales and maturities of investments                                  49,188,986           999,784
  Payment for acquisitions                                               (605,264)
  Purchases of property and equipment                                  (8,383,894)       (3,096,154)
  Proceeds from disposition of property and equipment                      19,960            43,122
                                                                     ------------      -------------
Net cash used in investing activities                                 (35,439,536)      (14,624,647)
                                                                     ------------      -------------
Cash flows from financing activities:
  Proceeds from issuance of bank debt                                        -               48,775
  Payments on bank debt                                                      -           (1,733,867)
  Payments on related party debt                                             -             (317,413)
  Proceeds from issuance of common stock, net of issuance costs              -           65,933,251
  Proceeds from exercise of stock options                               1,750,937            72,733
  Proceeds from employee stock purchase plan                              640,455           529,919
  Partnership capital distributions                                          -             (860,646)
                                                                     ------------      -------------
Net cash provided by financing activities                               2,391,392        63,672,752
                                                                     ------------      -------------
Net increase (decrease) in cash and cash equivalents                  (29,751,092)       47,952,468
                                                                     ------------      -------------
Cash and cash equivalents at beginning of period                       35,898,095         4,083,178
                                                                     ------------      -------------
Cash and cash equivalents at end of period                           $  6,147,003      $ 52,035,646
                                                                     ------------      -------------
                                                                     ------------      -------------
Supplemental disclosures of cash flow information:
  Interest paid                                                      $       -      $        58,181
  Income taxes paid                                                     2,107,064         1,813,335

Supplemental disclosures of noncash financing activities:
  Tax benefit related to stock plans                                    1,711,884              -
  Issuance of restricted stock awards                                     900,000              -
  Issuance of common stock to executives                                     -              102,130
  Issuance of common stock for purchase of software                       247,874
  Issuance of 214,986 common shares for payment of acquisition

                See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

   The accompanying unaudited interim financial statements of Whittman-Hart, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein includes all adjustments which are, in the opinion of management, necessary for a fair presentation of results for these interim periods, and all such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 28, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statements of earnings data as a percentage of revenues:

                                  Three Months Ended       Nine Months Ended
                                Sept. 28,    Sept. 30,   Sept. 28,   Sept. 30,
                                   1997        1996        1997        1996
------------------------------------------------------------------------------
STATEMENT OF EARNINGS DATA:
Revenues                           100%         100%       100%         100%
Cost of services                    58           59         59           60
                                   ---          ---        ---          ---
  Gross profit                      42           41         41           40

Costs and expenses:
  Selling                            4            4          4            4
  Recruiting                         4            4          4            4
  General and administrative        24           23         23           24
                                   ---          ---        ---          ---
    Total costs and expenses        32           31         31           32
                                   ---          ---        ---          ---
Operating income                    10           10         10            8
Other income                         2            1          2            1
                                   ---          ---        ---          ---
Income before income taxes          12           11         12            9
Income taxes                         5            4          5            3
                                   ---          ---        ---          ---
Net income                           7%           7%         7%           6%
                                   ---          ---        ---          ---
                                   ---          ---        ---          ---

   REVENUES. Revenues increased 68.5% to $39.3 million in the third quarter of 1997 from $23.3 million for the comparable 1996 quarter. Revenues in the first nine months of 1997 increased 65.7% to $103.0 million from $62.2 million for the first nine months of 1996. Each of the Company's branch offices experienced revenue growth in the third quarter and in the first nine months of 1997 as compared to the same period in 1996. Chicago, the Company's largest branch, increased its revenues by 41% and 39%, respectively, while all other branches achieved a combined revenue increase in excess of 100% for both the third quarter and the first nine months. The concentration of revenues within the Chicago branch decreased to 51% from 61% for the third quarter and to 53% from 64% for the first nine months. Revenues from the Company's ten most significant clients declined to 19% in both the third quarter and the first nine months of 1997, from 28% in the third quarter and 31% for the first nine months of 1996.

   GROSS PROFIT. Gross profit increased 75.3% to $16.6 million in the third quarter of 1997 from $9.5 million in the third quarter of 1996. Gross profit in the first nine months of 1997 increased 70.0% to $42.4 million from $25.0 million in the first nine months of 1996. As a percentage of revenues, gross margin increased to 42% for the third quarter and 41% for the first nine months of 1997, compared to 41% in the third quarter and 40% for the first nine months of 1996. This increase is attributable to improved margins from newer branch locations.

   SELLING EXPENSES. Selling expenses increased 72.4% to $1.6 million in the third quarter of 1997 from $.9 million in the comparable 1996 quarter. Selling expenses in the first nine months of 1997 increased 63.5% to $4.3 million from $2.6 million in the first nine months of 1996. As a percentage of revenues, selling expenses remained constant at 4%.

   RECRUITING EXPENSES. Recruiting expenses increased 82.8% to $1.7 million in the third quarter of 1997 from $.9 million in the third quarter of 1996. Recruiting expenses for the first nine months of 1997 increased 59.5% to $4.0 million from $2.5 million in the first nine months of 1996. The number of consultants increased 47.8% to 1,212 as of September 28, 1997 from 820 as of September 30, 1996, while total recruiting costs remained consistent at approximately $6,000 per hire. As a percentage of revenues, recruiting expenses remained constant at 4%.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 81.2% to $9.5 million in the third quarter of 1997 from $5.2 million in the third quarter of 1996. General and administrative expenses for the first nine months of 1997 increased 63% to $24.3 million from $14.9 million in the first nine months of 1996. The increase was primarily attributable to increased personnel and facilities costs to support the growth of new and existing offices, increased marketing efforts and the start-up of the Company's strategic initiative focused on quality improvements.

   OTHER INCOME. The increase in other income in both the third quarter and first nine months of 1997 as compared to the same periods in 1996 is primarily attributable to interest earned on investments of available net proceeds from the Company's initial and follow-on public offerings.

   INCOME TAXES. The Company's effective tax rate was 39.0% and 39.5% for the third quarter and first nine months of 1997, respectively, as compared to 36.8% and 37.8% for the same periods in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    At September 28, 1997, the Company had approximately $63.9 million of cash, cash equivalents and short-term investments compared to $66.8 million at December 31, 1996. Prior to its initial public offering in May 1996, the Company's primary source of liquidity had been operating cash flow, periodically supplemented by borrowings under the Company's revolving credit and term facilities with a commercial bank. The Company has a loan agreement for up to $5.0 million of unsecured credit with interest payable, at the Company's option, at LIBOR plus 1.5% or the lender's prime rate. There were no borrowings under this loan agreement as of October 31, 1997. The Company's loan agreement expires on April 30, 1998.

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

   On September 8, 1997, Expert Buying Systems, Inc. ("EBS") merged into the Company in a business combination to be accounted for as a pooling of interests. The Company issued 214,986 shares of its common stock in exchange for all of the common stock of EBS. EBS is a Washington-based developer and marketer of software products and services designed to help companies select application software systems. The stockholder's equity and operations of EBS are not material in relation to those of the Company. As such, the Company has recorded the combination as of September 8, 1997 without restating prior periods' statements of earnings to reflect the pooling-of-interest combination.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

    (11) Statement Regarding Computation of Per Share Earnings
    (27) Financial Data Schedule

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Whittman-Hart, Inc.

Date:   November 13, 1997              By:  /s/ Robert F. Bernard
      ------------------------             --------------------------------
                                           Robert F. Bernard
                                           Chairman of the Board, President and
                                           Chief Executive Officer

Date:   November 13, 1997             By:  /s/ Kevin M. Gaskey
      ------------------------             --------------------------------
                                           Kevin M. Gaskey
                                           Chief Financial Officer and Treasurer


                               INDEX TO EXHIBITS


Exhibit No.     Description
-----------     -----------
  11            Statement Regarding Computation of Per Share Earnings

  27            Financial Data Schedule