Form 10-Q/A
period 1997-09-28
WHITTMAN HART INC
filed 1997-11-14
CIK 1009403

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549


                                  FORM 10-Q/A


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

                            EXPLANATION FOR AMENDMENT

This amendment is for the sole purpose of correcting the headings on the Statements of Earnings. When filed electronically with the Securities and Exchange Commission the headings were transposed. All financial numbers are and were stated correctly.

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


Date:   November 14, 1997             By:  /s/ Kevin M. Gaskey
      ------------------------             --------------------------------
                                           Kevin M. Gaskey
                                           Chief Financial Officer and Treasurer