Form 10-K405
period 1997-12-31
WHITTMAN HART INC
filed 1998-03-31
CIK 1009403

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K
 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

     COMMISSION FILE NUMBER:  0-28166

                              WHITTMAN-HART, INC.
          (Exact name of registrant as specified in its charter)

                    DELAWARE                                       36-3797833
         (State or other jurisdiction of                (I.R.S. Employer Identification No.)
          incorporation or organization)
311 South Wacker Drive, Suite 3500, Chicago, Illinois              60606-6618
      (Address of principal executive offices)                     (Zip Code)

                                      (312) 922-9200
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $0.001 per Share
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of March 20, 1998, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant (based upon the per share closing price of $44.00 on March 20, 1998, and for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers are affiliates) was approximately $651,032,140.

As of March 20, 1998, there were 22,955,983 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the registrant's 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

ITEM 1.  BUSINESS.

   THE DISCUSSION BELOW CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934) THAT ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO, THE COMPANY'S MANAGEMENT. THE COMPANY'S RESULTS, PERFORMANCE AND ACHIEVEMENTS IN 1998 AND BEYOND COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, ANY SUCH FORWARD-LOOKING STATEMENTS. SEE "SAFE HARBOR PROVISION" ON PAGE 20 FOR A DISCUSSION OF FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES.

SUMMARY

   Whittman-Hart, Inc. ("Whittman-Hart" or the "Company") provides strategic information technology ("IT") business solutions designed to improve its clients' productivity and competitive position. The Company offers its clients a single source for a comprehensive range of services required to successfully design, develop and implement integrated solutions in the client/server, open systems and midrange computing environments. The Company provides its services through five business units: Solution Strategies, Package Software Solutions, Custom Applications, Network Enabled Solutions, and Interactive Solutions. Among the services offered are systems integration; strategic IT planning; business process reengineering; organizational change management; package software evaluation and implementation; custom application development; networking and connectivity, conventional and multimedia documentation and training; design and implementation of collaborative computing and electronic commerce solutions (such as Internet/intranet and electronic data interchange). The Company believes this breadth of services fosters long-term client relationships, affords cross-selling opportunities and minimizes the Company's dependence on any single technology.

   Whittman-Hart's marketing efforts focus on middle-market companies ranging from $50 million to $500 million in annual revenues and divisions and departments of Fortune 500 companies. The Company serves clients in a broad range of industries, including communications, consumer products, distribution, diversified services, financial services, insurance, manufacturing, pharmaceuticals, professional services, retail and technology. The Company employs consultants with business experience in these areas to enhance its ability to understand industry-specific business issues and develop unbiased IT solutions to address these issues. Many of the Company's clients have maintained ongoing relationships with Whittman-Hart over multiple years, spanning a variety of projects and services.

   The demand for IT consulting services has increased rapidly in recent years. Whittman-Hart has competed successfully in this environment, experiencing a compound annual revenue growth rate of 63% since the Company began business in 1984. For 1997, Whittman-Hart's revenues grew 67% to $173.5 million from $103.7 million in 1996. From December 31, 1996 to December 31, 1997, the number of consultants employed by the Company increased 49% from 944 to 1,405.

   Whittman-Hart sells and delivers its services through a network of fifteen branch offices located in Atlanta, Chicago, Cincinnati, Cleveland, Columbus, Ohio; Dallas, Denver, Grand Rapids, Michigan; Indianapolis, Milwaukee, Minneapolis, Morristown, New Jersey; Peoria, Illinois; San Francisco and London. Based on its experience operating the existing branches, the Company has developed a geographic expansion strategy which includes establishing new branches through both a greenfield approach and strategic acquisition. The Company opened the Dallas and Columbus branches in 1996, and the Cleveland,

Grand Rapids and Atlanta branches in 1997. Expansion plans for 1998 include significant growth of recently opened operations in Minneapolis, continued evaluation of strategic acquisitions and solidifying the Company's Midwest presence by opening branches in cities such as Detroit, St. Louis and Kansas City.

   In November 1997, the Company expanded its geographic reach and established its international presence through the acquisitions of Axis Consulting International, Inc. ("Axis") and World Consulting Limited ("World"). Headquartered in San Francisco with a New York presence, Axis' professionals provide SAP-Registered Trademark-, network, Microsoft-Registered Trademark-enterprise, database and midrange solutions. Based in London, World specializes in JDEdwards-Registered Trademark- implementation solutions.

   The acquisitions of EBS, Axis and World were accounted for using the pooling-of-interests method of accounting. The stockholders' equity and operations of Axis were material in relation to those of the Company and as a result, all references in this report to Whittman-Hart or the Company give pro forma effect to the acquisition of Axis as if such acquisition had been consummated at the beginning of the periods indicated. See Note 4 of Notes to Consolidated Financial Statements.

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

   As a result of the variety and complexity of these new technologies, IT managers must integrate and manage open systems and distributed computing environments consisting of multiple computing platforms, operating systems, databases and networking protocols, and must implement off-the-shelf software applications to support business objectives. Companies must also continually keep pace with new developments, which often quickly render existing equipment and internal skills obsolete. At the same time, external economic factors have forced organizations to focus on core competencies and trim workforces in the IT management area. Accordingly, these organizations often lack the quantity or variety of IT skills necessary to design and develop solutions. IT managers are charged with developing and supporting increasingly complex systems and applications of significant strategic value, while working under budgetary, personnel and expertise constraints within their own organizations.

   Due to the foregoing factors, demand for IT services has grown significantly. The Company believes the demand for IT services is particularly strong among middle-market companies, which typically lack the time and technical resources to satisfy all of their IT needs internally. These companies require sophisticated, experienced counsel to achieve their business objectives. These companies must often rely on IT service providers to help implement and manage their systems. However, many middle-market companies must rely on multiple providers for their IT needs. Generally, larger IT service providers do not target these companies and smaller IT service providers often lack sufficient breadth of services or industry knowledge to satisfy these companies' needs. The Company believes this reliance on multiple service providers creates multiple relationships that are more difficult and less cost-effective to manage and can adversely impact the quality and compatibility of IT solutions. The Company also believes that a majority of middle-market companies have yet to address the need for year 2000 compliance. To resolve the issue, many companies are electing to install new package software applications, rather than modifying existing systems, thus creating significant demand for package software-related services. Whittman-Hart is structured to provide middle-market companies an objective, single-source provider for all of their IT needs.

THE WHITTMAN-HART SOLUTION

   The Whittman-Hart solution is designed to enable middle-market companies and divisions and departments of Fortune 500 companies to use IT as a more effective business tool. The following are key attributes of the Whittman-Hart solution:

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

   PROVIDE WIDE RANGE OF IT SERVICES. Because many of its clients have multiple IT needs, the Company provides a wide range of IT services that are organized under five business units, with each business unit addressing a specific area of IT and specific IT problems. This structure enables the Company to be a single source provider of IT services while maintaining advanced skill sets offered by each business unit. The Company delivers modularized services using resources from one business unit as well as enterprise-wide solutions integrating resources from multiple business units. In response to the rapidly changing nature of IT, the Company regularly evaluates emerging technologies and their potential benefit as new services to clients. Based on these evaluations, the Company may expand the service lines of existing business units to enhance the Company's ability to support its clients' ongoing IT requirements.

   OFFER LOCAL PRESENCE. By delivering its services to clients through a geographically dispersed branch network, the Company demonstrates its commitment to each local market and enhances its ability to attract skilled, locally based consultants. The branch network increases efficiencies to clients, enhances responsiveness and minimizes travel expense. Furthermore, Whittman-Hart believes that local branch offices establish greater name recognition for the Company and increase referrals for its services within the potential client base in their locales. As a result, the Company believes it has a competitive advantage when competing against firms that do not maintain a local presence.

   IMPLEMENT UNBIASED SOLUTIONS. To ensure its clients receive the optimal IT solution for their business needs, the Company implements solutions that are unbiased as to specific hardware or software providers. The Company offers an objective viewpoint and assessment of the advantages and disadvantages of each particular IT solution, including package software applications, platforms and operating systems. Consistent with this approach, the Company avoids the bias of generating significant revenue from promoting third-party products. By offering its services independently, Whittman-Hart is able to take a flexible approach to its clients' business problems and provide them with a best-of-breed IT solution.

FIVE-YEAR STRATEGIC BUSINESS PLAN: FOCUS 2002

   In 1997, the Company launched Focus 2002, its five year strategic business plan. The Company's objectives are to become a trusted business advisor to clients, be the employer of choice in the IT services industry, deliver its services through a global network of offices and achieve revenue, EPS and operating margins goals. The Company also established an Executive Committee to
provide leadership and accountability for execution of the strategic plan.   Key
components of the Focus 2002 plan include:

   FOCUS ON THE MIDDLE MARKET. Whittman-Hart believes demand will remain strong for IT services among middle-market companies. The Company also believes its middle-market clients require a wide range of solutions, from specific technical capabilities to complete enterprise-wide solutions. Also, given that middle-market companies generally operate under a flatter, more resource-limited organization than large companies, Whittman-Hart's willingness and ability to transfer knowledge from its consultants to its client's staff is paramount to project success. The Company has structured and integrated its business development process and service delivery methodologies to accommodate this market segment's unique needs. Additionally, the Company's branch network model minimizes costs by reducing consultant travel expenses and attracts IT professionals who wish to work in the markets where they live.

   EXPAND GEOGRAPHIC PRESENCE. Whittman-Hart plans to expand by adding branches in targeted locations through both a greenfield approach and strategic acquisition. The Company uses an evaluation methodology to identify cities that possess the characteristics needed to support a successful branch operation. Under the methodology, the Company evaluates and prioritizes geographic markets based on, among other things, the estimated number of potential clients and the overall business environment. This methodology also identifies the appropriate mix of service offerings in such markets. The Company believes at least 25 domestic cities satisfy its branch expansion criteria.

   The Company opened its Dallas and Columbus branches in 1996, and Cleveland, Grand Rapids and Atlanta branches in 1997 through greenfield expansion. Also in 1997, the Company developed its presence in San Francisco, New York and London through the acquisitions of Axis and World. Expansion plans for 1998 include significant growth of recently opened operations in Minneapolis and continued evaluation of strategic acquisitions and new branch locations.

   ANTICIPATE AND RESPOND TO MARKET OPPORTUNITIES. Whittman-Hart believes that it can increase its revenues from existing clients and attract new clients by expanding its range of IT services. To advance this strategy, in 1997 the Company established a National Solutions organization to identify, develop and launch new IT services. The Company believes its solution development process is a competitive advantage. The process enables high-value services to be delivered consistently and efficiently through the Company's branch network. Each solution packaged for the market has been previously implemented at numerous Whittman-Hart clients with a common methodology to ensure quality deliverables. In addition to internal development, the Company adds new competencies and skills through acquisition. In 1997, Whittman-Hart acquired Organizational Change Dynamics, Inc. ("OCD") and Expert Buying Systems, Inc. ("EBS"), augmenting the Company's existing strategic IT services delivered through its Solution Strategies business unit.

   Recent additions to the service line include package software evaluation services integrating EBS' ChooseSmart-Registered Trademark- tools with Whittman-Hart's proven methodology, and customized, performance-based end-user training for package software implementations.

   LEVERAGE EXISTING CLIENT BASE. Whittman-Hart believes it can sustain growth in its existing branches by continuing to establish and maintain long-term client relationships. The access and goodwill offered by these relationships provide the Company with significant advantages over its competitors in marketing additional services and solutions to such clients. The Company also believes its ability to address its clients' needs throughout the life cycle of their IT systems distinguish the Company from many of its competitors.

   PURSUE AGREEMENTS WITH BUSINESS PARTNERS. Whittman-Hart forms strategic relationships with business partners to share technical and industry knowledge and pursue joint marketing opportunities. For example, the Company has established business partner relationships with such companies as Informix Software, Inc., IBM Corporation, INTO2000, Inc., JD Edwards, Inc., Lotus Corporation, Microsoft Corporation, Novell, Inc., Oracle Corporation, SAP America, Inc., SSA, Inc. and Sybase, Inc. These relationships typically allow the Company to gain access to training, product support and the technology developed by these partners. The training programs often enable Company employees to become certified in a given technology. Establishing these relationships allows the Company to use the business partner's name and the "business partner" designation in marketing the Company's services. These relationships also facilitate the Company's pursuit of marketing opportunities with the business partners.

   The business partner relationships do not require the Company to use technology developed by the business partners in implementing IT solutions for clients. Nonetheless, the Company may be retained by a client based in part upon one or more of the Company's business partner relationships.

   ATTRACT, DEVELOP AND RETAIN IT PROFESSIONALS WITH THE SKILLS AND COMPETENCIES THAT MAXIMIZE CLIENT VALUE. In order to address the strong demand for qualified consultants in the IT services industry, the Company has established a National Recruiting organization to facilitate the identification of senior-level employee candidates and the efficient processing of a large number of applicants. During this period, the number of recruiting personnel increased from nineteen to thirty-eight. Recruiting costs per hire, for the Company, remained constant at approximately $6,000 per hire in 1997 and 1996.

   Whittman-Hart has developed a training curriculum and methodology known as the Whittman-Hart Institute for Strategic Education ("WHISE"). The Company employs a "virtual learning environment" to guide consultants through a progression of skill and competency development programs. WHISE employs instructor-led, multimedia and computer-based training and tools, as well as distance learning and self-study programs. The Company believes the WHISE curriculum and methodology enable it to train employees efficiently and effectively, and to develop consultants with both business and technical expertise.

   LEVERAGE INTELLECTUAL CAPITAL AND FOSTER ORGANIZATIONAL LEARNING. The Company believes that the greatest value and competitive advantage it offers is the collective knowledge, or intellectual capital of its employees. As the Company launches branches in new cities, acquires other firms, has more of its people work remotely, and technology becomes increasingly complex, it becomes more difficult to build, share and apply knowledge throughout the organization. To that end, the Company is building the infrastructure to enable it to leverage the intellectual assets of the Company.

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

   The Company delivers its solutions through five business units focused on providing integrated services in specific areas of expertise -- Solution Strategies, Package Software Solutions, Custom Applications, Network Enabled Solutions, and Interactive Solutions. These groups also work together to provide cross-functional solutions. For example, solutions for the Internet incorporate disciplines from the full spectrum of Whittman-Hart business units.

   SOLUTION STRATEGIES. The Solution Strategies business unit helps clients identify their critical business objectives and formulates integrated people, process and technology solutions to improve their business. The group provides services including managing cross-functional business solutions, developing IT strategies, designing information architectures, and implementing business process redesign, industry specific solutions and organizational change management.

   PACKAGE SOFTWARE SOLUTIONS. The Package Software Solutions business unit employs a business-requirements and user-driven methodology for rapid package software implementations. Combined with end-user training, quality assurance and organizational change management, Whittman-Hart provides a complete package implementation solution. The group has teams dedicated to the most popular software packages, including JD Edwards, Oracle, PeopleSoft, SAP and SSA's BPCS.

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

   NETWORK ENABLED SOLUTIONS. The Network Enabled Solutions business unit uses network computing strategies and technologies to develop business connectivity solutions that allow people, technology and organizations to work collaboratively, regardless of geographic location. Examples of these solutions include network design and management, and Internet and electronic commerce strategies.

   INTERACTIVE SOLUTIONS. The Interactive Solutions business unit helps clients assess their training and education needs and develop appropriate strategies. The group provides customized, performance-based training solutions to support package and custom software system implementations in instructor-led and computer-based formats. The group also develops multimedia presentations and World Wide Web site designs.

CLIENTS

   Whittman-Hart's clients consist primarily of middle-market companies ranging from $50 million to $500 million in annual revenues and divisions and departments of Fortune 500 companies. Many of the Company's clients have maintained ongoing relationships with Whittman-Hart over many years, spanning multiple projects and services. The Company believes that it has established significant ongoing relationships with many of its clients.

   Whittman-Hart's ten most significant clients accounted for approximately 17% and 28% of its revenues during 1997 and 1996, respectively. During 1997, 1996 and 1995, no client accounted for more than 10% of the Company's total revenues. Annual revenues from each of the Company's ten largest clients in 1997 ranged from approximately $2.0 million to $7.1 million. The Company has served clients in a broad range of industries, including communications, consumer products, distribution, diversified services, financial services, insurance, manufacturing, pharmaceuticals, professional services, retail and technology.

BUSINESS DEVELOPMENT

   Whittman-Hart markets and provides its services directly through its branch offices. Sources of new client relationships include referrals, telemarketing and Whittman-Hart's integrated marketing activities. The Company's business development organization is supported by its prospect database, which includes the names of companies and decision-makers in each targeted geographic market. This proprietary Lotus-TM- Notes-based information system, a component of the Whittman-Hart Information Network, also allows Whittman-Hart employees to access the Company's skills database and project portfolio.

   In 1997, the Company introduced a team-based selling approach, focusing on introducing enterprise-wide solutions to "C" level executives (CEO, CIO, CFO, etc). The approach incorporates representatives from both the business development and solution delivery disciplines. Whittman-Hart account executives establish contact with targeted prospects to create awareness, understanding and preference for the Company. Account executives also identify general client needs and introduce the appropriate IT consultant or team of IT consultants to help develop the initial proposal. An Enterprise Account Manager (EAM), a senior level employee, is assigned to the account to establish a long-term relationship. The EAM serves as the client's primary source of IT advice and overall coordinator of Whittman-Hart's multiple service offerings to the client.

HUMAN RESOURCES

   The Company's success depends in large part upon its ability to attract, develop, motivate and retain highly skilled technical employees. Qualified technical employees are in great demand and are likely to remain a limited resource for the foreseeable future. Whittman-Hart dedicates significant resources to recruiting consultants with both IT consulting and industry experience. Many consultants are selected from among the largest and most successful IT, accounting and other professional services organizations. Each candidate is screened through detailed interviews by Whittman-Hart's recruiting personnel, technical interviews by consultants and an appraisal by Whittman-Hart's managers. As of March 20, 1998, the Company employed approximately 1,974 employees, of whom approximately 1,543 were consultants.

   Whittman-Hart has implemented a number of distinctive human resources programs. For example, the Company's performance-based incentive compensation program provides guidelines for career development, encourages development of skills, provides a tool to manage the employee development process and establishes compensation guidelines. Whittman-Hart has also developed WHISE to guide consultants through a progression of skill and competency development programs. The Company reimburses employees for education and training, provides computer-based training curricula and provides access to the Company's Technology Center where employees can gain hands-on experience with a diverse array of computing environments. In addition, Whittman-Hart developed a centralized New Employee Orientation
(NEO) program that features facilitated multimedia presentations and a computer-based training program.

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

COMPETITION

   The market for IT services includes a large number of competitors, is subject to rapid change and is highly competitive. Primary competitors include participants from a variety of market segments, including publicly and privately held firms, "Big Six" accounting firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies, facilities management companies, general management consulting firms and programming companies. In addition, the Company competes with its clients' internal resources, particularly where these resources represent a fixed cost to the client. Such competition may impose additional pricing pressures on the Company.

   The Company believes its principal competitive advantages in the IT services market include: focus on the middle market, breadth of services offered, technical expertise, knowledge and experience in the industry, perceived value, quality of service and responsiveness to client needs and speed in delivering IT solutions.

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

"Whittman-Hart-Registered Trademark-," "Making Information Technology Work-Registered Trademark-", "We Are IT-Registered Trademark-" and "Compliance 2000-Registered Trademark-" are registered service marks of Whittman-Hart. The Company holds no patents or registered copyrights, and has no present intention of making any copyright or patent applications.

ITEM 2.  PROPERTIES.

   Whittman-Hart's principal executive offices are located at 311 South Wacker Drive, Chicago, Illinois. The Company's lease on these premises covers approximately 50,000 square feet and expires October 31, 2004. The Company also leases facilities in Indianapolis, Milwaukee, Minneapolis, Atlanta, Denver, Grand Rapids, Cincinnati, Peoria, Ft. Wayne, Dallas, Cleveland, Columbus, San Francisco, New Jersey and London. In addition, the Company purchased a 37,000 square foot facility in Chicago in April 1997 and three of its adjacent buildings, approximately 59,000 square feet, in February 1998. In the year 2000, the Company is committed to purchase a 120,000 square foot building adjacent to the Company's recently acquired Chicago facilities, for approximately $2.9 million. These facilities are being acquired to house the Company's education center and the Chicago branch. Whittman-Hart anticipates that additional space will be required as its business expands and believes that it will be able to obtain suitable space as needed.

ITEM 3.  LEGAL PROCEEDINGS.

   Whittman-Hart is not presently involved in any legal proceedings which the Company believes are material to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of the registrant's shareholders during the fourth quarter of the registrant's 1997 fiscal year.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   The Company's common stock began trading on May 3, 1996 at a split-adjusted price of $8.00 per share. The Company's common stock is quoted on the Nasdaq National Market, under the symbol WHIT. The following table sets forth the high and low sales prices for the common stock for each quarterly period indicated, retroactively adjusted to reflect the two-for-one common stock split effective December 10,1996.

                                                        1996
                                              -----------------------
     Period                                      High          Low
     ------                                   -----------  ----------
     Second Quarter (from May 3, 1996)......     20 3/4      10 1/2
     Third Quarter..........................     23 7/8      11 1/4
     Fourth Quarter.........................     28 1/8      19 1/4

                                                        1997
                                              -----------------------
     Period                                      High          Low
     ------                                   -----------  ----------
    First Quarter...........................     27          13 5/8
    Second Quarter..........................     29 1/4      16 13/16
    Third Quarter...........................     33 1/4      23 3/4
    Fourth Quarter..........................     35          23 3/4


   The Company has not paid any dividends to date and plans to reinvest its earnings in future growth opportunities. The Company does not anticipate paying cash dividends in the foreseeable future.

   As of March 20, 1998, there were approximately 415 stockholders of record. This number does not include stockholders for whom shares were held in a nominee or street name.

ITEM 6.  SELECTED FINANCIAL DATA.

   The following selected financial data is derived from the Company's consolidated financial statements and notes thereto. This information should be read in conjunction with the financial statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                    YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------------------------------------
(In thousands, except per share amounts)                         1997         1996          1995            1994           1993
                                                            ------------  ------------  -------------   -------------  ------------
STATEMENT OF EARNINGS DATA:
Revenues..................................................   $173,477      $ 103,721       $  60,805      $  34,615     $  25,955
Cost of services..........................................    102,937         63,504          38,342         20,705        15,367
                                                            ------------  ------------  -------------   -------------  ------------
    Gross profit..........................................     70,540         40,217          22,463         13,910        10,588

Costs and expenses:
    Selling...............................................      6,046          3,575           2,535          1,431         1,075
    Recruiting............................................      5,866          3,265           2,275          1,190           832
    General and administrative............................     42,083         25,527          15,922          9,481         7,330
    Business combination costs............................      1,771          --              --             --            --
                                                            ------------  ------------  -------------   -------------  ------------
       Total costs and expenses...........................     55,766         32,367          20,732         12,102         9,237
                                                            ------------  ------------  -------------   -------------  ------------
Operating income..........................................     14,774          7,850           1,731          1,808         1,351
Other income (expense)....................................      3,375          1,360              50            (32)           66
                                                            ------------  ------------  -------------   -------------  ------------
Income before income taxes (benefit)......................     18,149          9,210           1,781          1,776         1,417
Income tax expense (benefit)..............................      7,832          3,422             (33)            43             4
                                                            ------------  ------------  -------------   -------------  ------------
Net income................................................  $  10,317     $    5,788      $    1,814      $   1,733    $    1,413
                                                            ------------  ------------  -------------   -------------  ------------
Pro forma income data:
   Net income as reported.................................  $  10,317     $    5,788      $    1,814      $   1,733    $    1,413
   Pro forma adjustment to provision for income taxes.....                      --               666            255            27
                                                            ------------  ------------  -------------   -------------  ------------
Pro forma net income (actual in 1997 and 1996) (1)........  $ 10,317      $    5,788      $    1,148      $   1,478     $   1,386
                                                            ------------  ------------  -------------   -------------  ------------
Pro forma basic earnings per share (actual in 1997 and
  1996)(2)................................................  $    .47      $      .32      $     .09
Pro forma diluted earnings per share (actual in 1997 and
  1996)(2)................................................  $    .44      $      .29      $     .08
                                                            ------------  ------------  -------------   -------------  ------------
Weighted average number of common shares outstanding......    22,061          17,856         12,698
                                                            ------------  ------------  -------------   -------------  ------------
Weighted average number of common and common equivalent
  shares outstanding......................................    23,672          19,847         15,705
                                                            ------------  ------------  -------------   -------------  ------------

                                                                                         DECEMBER 31,
                                                         --------------------------------------------------------------------
                                                              1997           1996           1995        1994         1993
                                                         -------------  --------------  -----------  -----------  -----------
BALANCE SHEET DATA:
Cash and cash equivalents and
  short-term investments...............................    $  67,759      $  67,364      $  4,326    $   --        $     10
Working capital........................................       82,744         74,064         4,790       1,519            83
Total assets...........................................      121,801         94,075        19,203       8,338         5,190
Long-term debt, less current portion...................         --             --           1,135       1,600           610

Redeemable convertible preferred stock.................         --             --           5,584        --            --

Total stockholders' equity.............................       97,153         79,553           981       1,923           119


-----------------------------
(1) Reflects federal and certain additional state income tax expense for 1993 to 1995 that would have been required had the Company and its predecessors operated as a C Corporation for all periods presented.

(2) See Note 3 of Notes to Consolidated Financial Statements for information concerning the computation of pro forma earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   THE DISCUSSION BELOW CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934) THAT ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO, THE COMPANY'S MANAGEMENT. THE COMPANY'S RESULTS, PERFORMANCE AND ACHIEVEMENTS IN 1998 AND BEYOND COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, ANY SUCH FORWARD-LOOKING STATEMENTS. SEE "SAFE HARBOR PROVISION" ON PAGE 20 FOR A DISCUSSION OF FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES.

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

   The Company establishes standard billing guidelines based on the type of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. Over the last three years, the Company's average revenue per assignment hour has steadily increased. The growth in average revenue per assignment hour reflects a higher percentage of value-added services, such as package software implementations and solutions-oriented, strategic consulting projects.

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

   Historically, the Company's revenue growth has been attributable to the addition of new clients, growth of existing client relationships, the opening of new branches and expanding the revenue base in existing locations. During 1997, the Company supplemented its internal revenue growth with the acquisitions of
OCD, EBS, Axis and World.   During 1998, the Company intends to grow its
existing branch locations and expand its network through the traditional greenfield approach supplemented by acquisitions. Each of the branches, originally developed by the Company, has generated annual revenue and gross profit growth since inception.

RESULTS OF OPERATIONS

   The following table sets forth, for the years indicated, selected statements of earnings data as a percentage of revenues and the percentage change in each line item between comparative years:

                                          PERCENTAGE OF TOTAL REVENUES   PERCENTAGE CHANGE
                                          ----------------------------  --------------------
                                                                          1997       1996
                                             Year Ended December 31,    Compared   Compared
                                           1997       1996      1995     TO 1996    TO 1995
                                          --------  --------  --------  ---------  ---------
STATEMENT OF EARNINGS DATA:
Revenues................................    100%      100%      100%       67%        71%
Cost of services........................     59        61        63        62         66
                                          --------  --------  --------
     Gross profit.......................     41        39        37        75         79
Costs and expenses:
     Selling............................      4         3         4        69         41
     Recruiting.........................      3         3         4        80         44
     General and administrative.........     24        25        26        65         60
     Business combination costs.........      1        --        --       100         --
                                          --------  --------  --------
          Total costs and expenses......     32        31        34        72         56
                                          --------  --------  --------
Operating income........................      9         8         3        88        354
Other income (expense)..................      2         1        --       148          *
                                          --------  --------  --------
Income before income taxes..............     11         9         3        97        417
Income taxes............................      5         3        --       129          *
                                          --------  --------  --------
Net income..............................      6         6         3        78        219
Pro forma adjustment to provision
  for income taxes......................     --        --         1         *        100
                                          --------  --------  --------
Pro forma net income (actual in
  1997 and 1996)........................      6%        6%        2%       78%       404%
                                          --------  --------  --------
                                          --------  --------  --------


--------------------
*Not meaningful.

        All prior period amounts have been restated to reflect the acquisition of Axis Consulting International, Inc. in November 1997 accounted for using the pooling-of-interests method of accounting (See Note 4 of Notes to Consolidated Financial Statements).

       In 1997, the Company completed four acquisitions for an aggregate cash purchase price of $600,000 and the issuance of 1,978,536 shares of its common stock (OCD-$600,000 and 53,850 shares; EBS-214,986 shares; Axis-1,575,078; and
World-134,622). During 1997, the Company also purchased a 37,000 square foot building and its adjoining land for $2.0 million.


1997 COMPARED TO 1996

   REVENUES. Revenues increased 67% to $173.5 million in 1997 from $103.7 million in 1996. The increase was attributable to the addition of new clients, the growth of existing client relationships, the opening of new branches and expanding the revenue base in existing branch locations. In addition 1997 acquisitions accounted for 15% of total revenue in 1997. Chicago, the Company's largest branch, grew 43% in 1997, while all other branches, exclusive of acquisitions, grew in excess of 100%. During 1997, the Company's Solution Strategies business unit grew in excess of 200%, while all other business units grew in excess of 50%. Revenues from the Company's ten most significant clients grew 4%, but as a percentage of total revenues declined to 17% in 1997 from 28% in 1996.

   GROSS PROFIT. Gross profit consists of revenues less cost of services, which includes consultant salaries and benefits. Gross profit increased 75% to $70.5 million in 1997 from $40.2 million in 1996. Gross margin as a percentage of revenues increased to 41% in 1997 from 39% in 1996. This increase was attributable to a change in the sales mix toward higher-end service offerings and the Company's established branches reaching critical mass and was partially offset by lower margins in acquisitions and recently opened branches.

   SELLING EXPENSES. Selling expenses include the salaries, benefits, commissions, travel, entertainment and all other direct costs associated with the Company's direct sales force. Selling expenses increased 69% to $6.0 million in 1997 from $3.6 million in 1996. As a percentage of revenues, selling expenses increased to 4% in 1997 from 3% in 1996. This increase is attributable to an increase in the Company's sales force.

   RECRUITING EXPENSES. Recruiting expenses consist of costs related to hiring new personnel. These costs include the salaries, benefits, bonuses and other direct costs of in-house recruiters, outside recruiting agency fees, sign-on bonuses, relocation fees and advertising costs. Recruiting expenses increased 80%to $5.9 million in 1997 from $3.3 million in 1996. The number of employees increased 56% to 1,760 as of December 31, 1997, from 1,125 as of December 31, 1996, while recruiting costs per hire increased to approximately $6,000 in 1997 from approximately $5,000 in 1996 after giving effect to the 1997 acquisitions. As of December 31, 1997, 80% of total employees were consultants. Recruiting costs per hire for the Company remained constant at approximately $6,000 per hire for 1997 and 1996 without considering the effects of 1997 acquisitions. As a percentage of revenues, recruiting expenses remained constant at 3%.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, travel, outside professional fees and all other branch and corporate costs. General and administrative expenses increased 65% to $42.1 million in 1997 from $25.5 million in 1996. The increase was primarily attributable to the establishment of new branch offices, the expansion of facilities at several other branch locations, the expansion of corporate and branch management personnel to support the growth of the Company, costs associated with the Company's strategic initiative focused on quality improvements and integration costs associated with acquisitions. As a percentage of revenues, general and administrative expenses declined to 24% in 1997 from 25% in 1996 due to operating efficiencies and economies of scale.

   BUSINESS COMBINATION COSTS.   As a percentage of revenues, business
combination costs accounted for 1% or $1.7 million in 1997. The Company did not incur business combination costs in 1996. Business combination costs consist of legal, accounting and consulting fees, which were incurred in connection with the acquisitions of Axis Consulting International, Inc., Expert Buying Systems, Inc. and World Consulting Limited (See Note 4 of Notes to Consolidated Financial Statements).

   OPERATING INCOME. Operating income increased 88% to $14.8 million in 1997 from $7.9 million in 1996. As a percentage of revenues, operating income increased to 9% in 1997 from 8% in 1996 due to the increase in gross profit margin and the Company's ability to leverage its selling, recruiting, and general and administrative infrastructure. Despite incurring business combination costs of $1.7 million and start-up costs of over $3.0 million, the Company was able to increase its operating margin by 1% as a percentage of revenues.

   OTHER INCOME (EXPENSE). Other income (expense) increased 148% to $3.4 million in 1997 from $1.4 million in 1996. This increase is primarily attributable to the Company earning interest on investments of available net proceeds from the Company's initial and follow-on public offerings for an entire year compared to a partial year in 1996.

   INCOME TAXES. The Company's effective tax rate was 43% in 1997 as compared to 37% in 1996. This increase is primarily attributable to non-deductible business combination costs of $1.5 million in 1997.

1996 COMPARED TO 1995

   REVENUES.   Revenues increased 71% to $103.7 million in 1996 from $60.8 million in 1995.  Each of the Company's branch offices experienced revenue
growth in excess of 50% for 1996 compared to 1995.   The opening of the Dallas
branch in the first quarter of 1996 contributed approximately $2.0 million to revenues. During 1996, the Company expanded its package software expertise in SAP, Oracle and PeopleSoft, and introduced new services including a year 2000 solution, Internet/intranet services, organizational change management, and software testing and quality assurance. Revenues from the Company's ten most significant clients grew 41%, but as a percentage of total revenues declined to 28% in 1996 from 34% in 1995.

   GROSS PROFIT. Gross profit increased 79% to $40.2 million in 1996 from $22.5 million in 1995. Gross margin as a percentage of revenues grew to 39% in 1996 from 37% in 1995. This increase was attributable to a change in the sales mix toward higher-end service offerings and the Company's established branches reaching critical mass, partially offset by lower margins in recently opened branches and acquisitions.

   SELLING EXPENSES. Selling expenses increased 41% to $3.6 million in 1996 from $2.5 million in 1995. The Company's selling expenses, as a percentage of revenues, decreased to 3% of revenue from 4% of revenue in 1996 and 1995, respectively. The decrease as a percentage of revenues was attributable to a change in the structure of the sales commission plan, the Company's ability to leverage its fixed costs over a greater revenue base and having lower selling expenses in Axis.

   RECRUITING EXPENSES. Recruiting expenses increased 44% to $3.3 million in 1996 from $2.3 million in 1995. The Company benefited from expanded hiring activity in the fourth quarter of 1995, lower attrition rates and reduced costs per hire. The number of employees increased 56% to 1,125 as of December 31, 1996 from 721 as of December 31, 1995, while total recruiting costs per hire decreased to approximately $5,000 from $5,500 for 1996 and 1995, respectively. As a percentage of revenues, recruiting expenses decreased to 3% of revenues from 4% of revenue in 1996 and 1995, respectively. This decrease is attributable to lower recruiting costs in Axis.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 60% to $25.5 million in 1996 from $15.9 million in 1995. This increase was primarily attributable to the establishment of new branch offices, the expansion of facilities at several other branch locations, increased personnel computer leasing due to the rollout of laptop computers for consultants, and the expansion of corporate and branch management personnel to support the growth of the Company. As a percentage of revenues, general and administrative expenses declined to 25% in 1996 from 26% in 1995.

   OPERATING INCOME. Operating income increased 354% to $7.9 million in 1996 from $1.7 million in 1995. As a percentage of revenues, operating income increased to 8% in 1996 from 3% in 1995 due to the increase in gross profit margin and the Company's ability to leverage its selling, recruiting and general and administrative infrastructure. Despite incurring start-up costs of $2.0 million for new branches, the Company was able to increase its operating margin by 5% as a percentage of revenues.

   OTHER INCOME (EXPENSE). The increase in other income (expense) in 1996 as compared to 1995 was primarily attributable to interest earned on investments of available net proceeds from the Company's initial and follow-on public offerings.

   INCOME TAXES. The Company's effective tax rate was 37% in 1996 as compared to 36% on a pro forma basis in 1995. Prior to December 31, 1995, the Company operated as a partnership. The pro forma tax adjustment for 1995 represents federal and additional state income tax expense that would have been required had the Company operated as a C corporation during the entire period. See Note 9 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

   At December 31, 1997, the Company had approximately $67.8 million of cash, cash equivalents, and short-term investments. Prior to its initial public offering in May 1996, the Company's primary source of liquidity had been operating cash flow, periodically supplemented by borrowings under the Company's revolving credit and term facilities with a commercial bank. The Company has a loan agreement for up to $5.0 million of unsecured credit with interest, at the Company's option, at LIBOR plus 1.5% or the lender's prime rate. There were no borrowings under this loan agreement as of March 16, 1998. The Company's loan agreement expires on April 30, 1998.

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

   Operating activities provided net cash flows of $7.5 million, $3.2 million and $2.9 million in 1997, 1996 and 1995, respectively, primarily as the result of increases in net income and in accrued compensation and is partially offset by increases in accounts receivable.

   Capital expenditures of $10.9 million, $4.0 million and $2.0 million in 1997, 1996 and 1995, respectively, consisted primarily of real estate, computer hardware and software and office furniture and equipment to support the growth and expansion of the Company. The Company expects to make similar types of expenditures in 1998 and future years relating to the opening of new branch offices.

   During 1997, cash was supplemented by the exercise of stock options and the purchase of common stock through the employee purchase plan, which accounted for $3.8 million.

    In March 1997, the Company acquired the business operations and select assets of Organizational Change Dynamics, Inc., a Chicago-based firm dedicated to strategic business consulting. The purchase price included a cash payment of $600,000 and 53,850 shares (approximate market value of $900,000) of restricted common stock that vests, pro rata, over a four-year period.

   On April 15, 1997, the Company purchased a 37,000 square foot building and its adjoining land for approximately $2.0 million. The building, located in Chicago, was purchased to facilitate the Company's growth and to house the Whittman-Hart Institute of Strategic Education ("WHISE").

   On September 8, 1997, Expert Buying Systems ("EBS") merged into the Company in a business combination accounted for as a pooling-of-interests. The Company issued 214,986 shares of its common stock in exchange for all of the common stock of EBS. EBS is a Washington-based developer and marketer of software products and services designed to help companies select software systems. The stockholders' equity and operations of EBS were not material in relation to those of the Company. As such, the Company has recorded the combination as of September 8, 1997 without restating prior periods' statements of earnings to reflect the pooling-of-interests combination.

   On November 21, 1997, the Company acquired all the outstanding capital stock of Axis Consulting International, Inc. ("Axis") for 1,575,078 shares of its common stock. Headquartered in San Francisco with an office in New Jersey, Axis' approximately 130 professionals provide SAP-Registered Trademark-, network, Microsoft-Registered Trademark- enterprise, database and midrange solutions. This business combination has been accounted for as a pooling-of-interests combination and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Axis.

     On November 21, 1997, the Company acquired all the outstanding capital stock of World Consulting Limited ("World") for 134,622 shares of its common stock. Based in London, World specializes in JDEdwards-Registered Trademark-implementation solutions through a network of approximately 30 IT professionals. This business combination has been accounted for as a pooling-of-interests combination. The stockholders' equity and operations of World were not material in relation to those of the Company. As such, the Company has recorded the combination without restating prior periods' statements of earnings to reflect the pooling-of-interests combination.

   On February 26, 1998, the Company purchased three buildings, approximately 59,000 square feet for $1.7 million. The buildings are adjacent to the building the Company purchased in April 1997. This building was purchased to facilitate the Company's growth and to house the Whittman-Hart Institute of Strategic Education (WHISE). In addition, the Company is committed to purchase a 120,000 square foot building that is adjacent to the Company's prior purchases for approximately $2.9 million in the year 2000.

   The Company believes that the effect of the millennium on its internal information systems will have an immaterial impact on the Company.

   The Company anticipates that the net proceeds of its two public offerings, together with existing sources of liquidity and funds generated from operations, will provide adequate cash to fund its currently anticipated cash needs at least through the next twelve months.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." In addition to net income, comprehensive income includes items recorded directly to stockholders' equity such as the income tax benefit related to the exercise of certain stock options. This statement establishes new standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Adoption of this standard will only require additional financial statement disclosure detailing the Company's comprehensive income.

   In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments
of an Enterprise and Related Information."   SFAS No. 131 supersedes SFAS No. 14
"Financial Reporting for Segments of a Business Enterprise" and establishes new standards for reporting information about operating segments in interim and annual financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company does not believe that SFAS No. 131 will have a significant impact on its financial statements.


QUARTERLY RESULTS OF OPERATIONS

   The following table sets forth certain unaudited quarterly operating information for each of the eight quarters ending with the quarter ended December 31, 1997. This data has been prepared on the same basis as the audited financial statements, and in management's opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair
presentation of the information for the periods presented.   Results for any
previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

                                     MAR. 31,  JUN. 30,  SEP. 30,  DEC. 31,  MAR. 31,  JUN. 30,  SEP. 28,  DEC. 31,
(IN THOUSANDS)                        1996      1996       1996      1996     1997       1997      1997      1997
                                     --------  --------  --------  --------  --------  --------  --------  --------
Revenues...........................  $21,153   $24,789   $27,381   $30,398   $34,945   $41,132   $45,515   $51,885
Cost of services...................   12,696    15,048    16,360    19,400    20,867    24,494    26,519    31,057
                                     --------  --------  --------  --------  --------  --------  --------  --------
Gross profit.......................    8,457     9,741    11,021    10,998    14,078    16,638    18,996    20,828

Selling............................      805       910       942       918     1,220     1,525     1,609     1,692
Recruiting.........................      762       896       947       660       996     1,423     1,759     1,688
General and administrative.........    5,433     6,394     6,634     7,066     8,339     9,545    11,234    12,965
Business combination costs.........     --        --        --        --        --        --        --       1,771
                                     --------  --------  --------  --------  --------  --------  --------  --------
Operating income...................    1,457     1,541     2,498     2,354     3,523     4,145     4,394     2,712

Other income (loss)................       (1)      313       307       741       740       795       908       932

Income before Taxes................    1,456     1,854     2,805     3,095     4,263     4,940     5,302     3,644
Income tax expense.................      468       674     1,121     1,159     1,714     2,003     2,093     2,022
                                     --------  --------  --------  --------  --------  --------  --------  --------
Net income.........................      988     1,180     1,684     1,936     2,549     2,937     3,209     1,622
                                     --------  --------  --------  --------  --------  --------  --------  --------
                                     --------  --------  --------  --------  --------  --------  --------  --------


                                     MAR. 31,  JUN. 30,  SEP. 30,  DEC. 31,  MAR. 31,  JUN. 30,  SEP. 28,  DEC. 31,
(IN THOUSANDS)                        1996      1996       1996      1996     1997       1997      1997      1997
                                     --------  --------  --------  --------  --------  --------  --------  --------
Total revenues, as
  Previously reported (2)..........  $17,794   $21,069   $23,302   $25,327   $29,046   $34,732   $39,252   $51,885
Adjustments (1)....................    3,359     3,720     4,079     5,071     5,899     6,400     6,263      --
                                     --------  --------  --------  --------  --------  --------  --------  --------
Total revenues.....................   21,153    24,789    27,381    30,398    34,945    41,132    45,515    51,885

Gross Profit, as
  Previously reported (2)..........    7,119     8,382     9,459     9,839    11,681    14,160    16,581    20,828

Adjustments (1)....................    1,338     1,359     1,562     1,159     2,397     2,478     2,415      --
                                     --------  --------  --------  --------  --------  --------  --------  --------
Total gross profit.................    8,457     9,741    11,021    10,998    14,078    16,638    18,996    20,828

Operating income, as
  Previously reported (2)..........    1,118     1,421     2,362     2,515     2,698     3,315     3,788     2,712
Adjustments (1)....................      339       120       136      (161)      825       830       606      --
                                     --------  --------  --------  --------  --------  --------  --------  --------
Total operating income.............    1,457     1,541     2,498     2,354     3,523     4,145     4,394     2,712

Net income, as
  Previously reported (2)..........      668     1,077     1,684     2,074     2,081     2,452     2,861     1,622
Adjustments (1)....................      320       103      --        (138)      468       485       348      --
                                     --------  --------  --------  --------  --------  --------  --------  --------
Total net income...................      988     1,180     1,684     1,936     2,549     2,937     3,209     1,622


----------------------
(1) Adjustments reflect the effect of an acquisition accounted for as a pooling-of-interests of the amounts previously reported in the Company's quarterly reports on Form 10-Q. See note 4 of Notes to Consolidated Financial Statements for a more detailed discussion of this transaction.


(2) The quarter ended December 31, 1997 is reported in conjunction with this Form 10-K.

   Variations in the Company's revenues and operating results occur from time to time as a result of a number of factors, such as the significance of client engagements commenced and completed during a quarter, the number of business days in a quarter, timing of branch and service line expansion activities, the timing of corporate expenditures, and employee hiring and utilization rates.


SAFE HARBOR PROVISION

   This Form 10-K contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Form 10-K, the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, difficulties in attracting and retaining highly skilled employees, the Company's ability to manage rapid growth and expansion into new geographic areas and service lines, the Company's ability to manage the risks associated with client projects and risks related to possible acquisitions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The information in response to this item is included in the financial statements and notes thereto, and the related Independent Auditors' Report, appearing on pages F-1 to F-15 of this Form 10-K, and in Item 7 of this Form 10-K under the caption "Quarterly Results of Operations."

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information in response to this item is incorporated herein by reference from the sections captioned "Election of Directors" and "Executive Officers" of the Company's definitive Proxy Statement to be filed in connection with the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement").

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information in response to this item is incorporated herein by reference from the section of the Proxy Statement captioned "Certain Transactions."

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K.

(a)  (1)  Consolidated Financial Statements.

     The following financial statements and notes thereto, and the related Independent Auditors' Report, are filed as part of this Form 10-K on pages F-1 to F-15:

     Independent Auditors' Report
     Consolidated Balance Sheets at December 31, 1997 and 1996
     Consolidated Statements of Earnings for the years ended December 31, 1997, 1996 and 1995
     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995
     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995
     Notes to Consolidated Financial Statements

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


     EXHIBIT NO.    DESCRIPTION

     2.1(1)    Unit Contribution Agreement dated as of December 28, 1995 among
               Robert Bernard, F-WH Corporation, PVP-WH Corporation, Whittman-
               Hart General Partner, Ltd. and Whittman-Hart, Inc.
     3.1(2)    Amended and Restated Certificate of Incorporation of the Company,
               as amended.
     3.2(1)    Second Amended and Restated By-Laws of the Company.
     4.1(1)    Specimen stock certificate representing Common Stock
     10.1(1)   Executive Employment Agreement between the Company and Robert F.
               Bernard effective as of June 15, 1995.*
     10.2(1)   Executive Employment Agreement between the Company and Edward V.
               Szofer effective as of June 15, 1995.*
     10.3(1)   Executive Employment Agreement between the Company and Kevin M.
               Gaskey effective as of June 15, 1995.*
     10.4(1)   Executive Employment Agreement between the Company and Susan B.
               Reardon effective as of June 15, 1995.*
     10.5(1)   Executive Employment Agreement between the Company and Glen A.
               Metelmann effective as of June 15, 1995.*
     10.6(1)   Form of Employment Agreement (Manager).*
     10.7(1)   Form of Employment Agreement (Consultant).*
     10.8(1)   1995 Incentive Stock Plan dated December 29, 1995.*
     10.9(1)   Employee Stock Purchase Plan.*
     10.10(1) Whittman-Hart Corporation II Employee Stock Ownership Plan.* 10.11(1) Lease for 311 S. Wacker Drive, Chicago, Illinois.
     10.12(1)  Stockholders Agreement among Robert F. Bernard, Edward V. Szofer,
               F-WH Corporation, PVP-WH Corporation, Whittman-Hart General
               Partner, Ltd. and the Company dated December 31, 1995.*
     10.13(1)  Registration Agreement between the Company, F-WH Corporation and
               PVP-WH Corporation dated as of December 31, 1995.
     10.14(1)  Form of Registration Agreement among the Company, Robert F.
               Bernard and Edward V. Szofer.*

     10.15(1) Loan and Security Agreement by and between American National Bank and Trust Company of Chicago and Whittman-Hart L.P., dated as of August 1, 1994, as amended, and related LIBOR Borrowing Agreement dated July 21, 1995.
     10.16(3) Loan Agreement by and between American National Bank and Trust Company of Chicago and the Company, dated as of July 25, 1996.
     10.17(3) Promissory Note (unsecured) by the Company dated July 25, 1996 in the amount of $5,000,000 in favor of American National Bank and Trust Company of Chicago.
     10.18(3) London Interbank Offered Rate Borrowing Agreement executed by the Company and accepted by American National Bank and Trust Company of Chicago on July 25, 1996.
     10.19(4) Merger agreement dated November 21, 1997 between Whittman-Hart, Inc., Whittman-Hart Associates, Inc. and Axis Consulting International, Inc. and Peter Boboff and Graham Weston.
     23.1      Consent of KPMG Peat Marwick LLP.
     27.1      Financial Data Schedule.
     27.2      Financial Data Schedule-Restated.
     27.3      Financial Data Schedule-Restated.
     27.4      Financial Data Schedule-Restated.

-----------------------------
(1) Incorporated herein by reference to Whittman-Hart's Registration Statement on Form S-1 (No. 333-1778), which was declared effective by the Commission on May 2, 1996.

(2) Incorporated herein by reference to Whittman-Hart's Registration Statement on Form S-1 (No. 333-18059), which was declared effective by the Commission on January 2, 1997.

(3) Incorporated herein by reference to Whittman-Hart's Registration Statement on Form S-1 (No. 333-09617), which was declared effective by the Commission on August 21, 1996.

(4) Incorporated herein by reference to Whittman-Hart's Form 8-K dated November 21, 1997 filed with the Commission on December 8, 1997.

 * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.


(b)  Reports on Form 8-K.

     The Company filed a Report on Form 8-K, dated November 21, 1997, announcing the acquisition of Axis Consulting International, Inc. and World Consulting Limited and the issuance of shares of the Company's common stock to the shareholders of World under Regulation S of the Securities Act of 1933.

                          INDEPENDENT AUDITORS' REPORT



THE STOCKHOLDERS AND BOARD OF DIRECTORS
WHITTMAN-HART, INC.:


     We have audited the accompanying consolidated balance sheets of Whittman-Hart, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Whittman-Hart, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                       /s/ KPMG Peat Marwick, LLP
                                       --------------------------
                                       KPMG PEAT MARWICK LLP

Chicago, Illinois
February 13, 1998

                    WHITTMAN-HART, INC.  AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                        ---------------------------------
                                                                                             1997                1996
                                                                                        ----------------  ---------------
ASSETS
Current assets:
  Cash and cash equivalents...........................................................  $   9,050,811      $   36,462,767
  Short-term investments..............................................................     58,708,379          30,901,003
  Trade accounts receivable, net of allowance for doubtful accounts of
    $497,746 and $160,000 in 1997 and 1996, respectively..............................     34,077,154          18,232,619
  Income tax receivable...............................................................         --                 140,154
  Prepaid expenses and other current assets...........................................      3,185,175           1,372,138
  Notes and interest receivable.......................................................         48,602              28,885
  Deferred income taxes...............................................................        801,315             342,732
                                                                                        ----------------  ---------------
    Total current assets..............................................................    105,871,436          87,480,298

Property and equipment, at cost:
  Land................................................................................        200,000               --
  Building............................................................................      4,876,649               --
  Office furniture and equipment......................................................      7,688,607           3,850,501
  Computer equipment and software.....................................................      6,321,955           4,425,363
  Automobiles.........................................................................        165,923              60,612
  Leasehold improvements..............................................................        708,691             466,579
                                                                                        ----------------  ---------------
                                                                                           19,961,825           8,803,055
  Less accumulated depreciation and amortization......................................     (4,880,762)         (2,838,167)
                                                                                        ----------------  ---------------
Net property and equipment............................................................     15,081,063           5,964,888
Notes receivable......................................................................        149,019             148,263
Other assets..........................................................................        699,302             481,317
                                                                                        ----------------  ---------------
    Total assets......................................................................  $ 121,800,820      $   94,074,766
                                                                                        ----------------  ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable--stockholder..........................................................  $      --          $      200,000
  Accounts payable....................................................................      2,039,125           1,625,480
  Accrued compensation and related costs..............................................     15,684,561          10,479,731
  Accrued expenses and other liabilities..............................................      3,977,585           1,111,117
  Income taxes payable................................................................      1,426,632               --
                                                                                        ----------------  ---------------
    Total current liabilities.........................................................     23,127,903          13,416,328

Deferred income taxes.................................................................        190,562             217,172
Deferred rent.........................................................................      1,329,225             888,165
                                                                                        ----------------  ---------------
     Total liabilities................................................................     24,647,690          14,521,665

Stockholders' equity:
  Preferred stock, $.001 par value; 3,000,000 shares authorized, none
    issued and outstanding............................................................          --                  --
  Common stock, $.001 par value; 37,000,000 authorized, 22,603,627 and
    21,709,758 shares issued in 1997 and 1996, respectively...........................         22,604              21,710
  Additional paid-in capital..........................................................     81,698,871          73,265,367
  Retained earnings...................................................................     16,644,138           6,376,652
  Deferred compensation...............................................................     (1,209,925)            (97,831)
  Cumulative translation adjustment...................................................         (2,558)               --
                                                                                        ----------------  ---------------
                                                                                           97,153,130          79,565,898
  Common stock held in treasury, at cost; 6,605 shares in 1996........................          --                (12,797)
                                                                                        ----------------  ---------------
    Total stockholders' equity........................................................     97,153,130          79,553,101
                                                                                        ----------------  ---------------
    Total liabilities and stockholders' equity........................................  $ 121,800,820      $   94,074,766
                                                                                        ----------------  ---------------
                                                                                        ----------------  ---------------



                 See accompanying notes to consolidated financial statements.

                               WHITTMAN-HART, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF EARNINGS

                                                                              YEARS ENDED DECEMBER 31,
                                                                 ------------------------------------------------
                                                                       1997              1996              1995
                                                                 ---------------  ----------------  -------------
Revenues.......................................................  $ 173,476,599     $ 103,721,206      60,804,606
Cost of services...............................................    102,936,689        63,504,132      38,342,169
                                                                 ---------------  ----------------  -------------
  Gross profit.................................................     70,539,910        40,217,074      22,462,437

Costs and expenses:
  Selling......................................................      6,045,655         3,574,987       2,534,682
  Recruiting...................................................      5,865,988         3,264,886       2,275,025
  General and administrative...................................     42,083,520        25,526,759      15,921,585
  Business combination costs...................................      1,771,257               -                -
                                                                 ---------------  ----------------  -------------
    Total costs and expenses...................................     55,766,420        32,366,632      20,731,292
                                                                 ---------------  ----------------  -------------
Operating income...............................................     14,773,490         7,850,442       1,731,145

Other income (expense):
  Interest expense.............................................        (28,586)          (57,458)       (216,468)
  Interest income..............................................      3,587,791         1,576,901         124,224
  Other, net...................................................       (183,949)         (159,812)        142,584
                                                                 ---------------  ----------------  -------------
    Total other income (expense)...............................      3,375,256         1,359,631          50,340
                                                                 ---------------  ----------------  -------------
Income before income taxes (benefit)...........................     18,148,746         9,210,073       1,781,485
Income taxes (benefit).........................................      7,831,769         3,422,295         (33,435)
                                                                 ---------------  ----------------  -------------
Net income.....................................................  $  10,316,977    $    5,787,778    $  1,814,920
                                                                 ---------------  ----------------  -------------
                                                                 ---------------  ----------------  -------------
Pro forma income data (unaudited):
  Net income as reported.......................................     10,316,977         5,787,778       1,814,920
  Pro forma adjustment to provision for income taxes...........         --                --             666,593
                                                                 ---------------  ----------------  -------------
Pro forma net income (actual in  1997 & 1996)..................  $   10,316,977    $    5,787,778    $  1,148,327
                                                                 ---------------  ----------------  -------------
                                                                 ---------------  ----------------  -------------
Basic earnings per share.......................................  $         0.47    $         0.32    $       0.09
                                                                 ---------------  ----------------  -------------
                                                                 ---------------  ----------------  -------------
Diluted earnings per share.....................................  $         0.44    $         0.29    $       0.08
                                                                 ---------------  ----------------  -------------
                                                                 ---------------  ----------------  -------------
Weighted average number of common shares outstanding...........      22,060,917        17,856,109      12,697,918
                                                                 ---------------  ----------------  -------------
                                                                 ---------------  ----------------  -------------
Weighted average number of common and common
  equivalent shares outstanding................................      23,672,294        19,846,743      15,704,850
                                                                 ---------------  ----------------  -------------
                                                                 ---------------  ----------------  -------------


               See accompanying notes to consolidated financial statements.

         WHITTMAN-HART, INC.  AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                           Common Stock            Additional
                                                   -----------------------------    Paid-in     Retained     Deferred
                                                      Shares           Amount       Capital     Earnings    Compensation
                                                   --------------  -------------  -----------  -----------  ------------
Balance at December 31, 1994.....................    12,653,918         $12,654   $   993,185  $   504,121       --

Partnership income before business combination...                                   1,730,167
Net income after business combination............                                                   84,753
Purchase of common stock.........................
Issuance of common stock.........................       185,400             185       249,815
Purchase and retirement of common stock..........      (521,496)           (521)   (1,499,479)
Partnership capital distributions................                                  (1,040,122)
Redeemable convertible preferred stock dividend..                                    (133,334)     (50,000)
Accretion of redeemable convertible preferred
  stock issuance costs...........................                                      (7,236)
                                                   --------------  -------------  -----------  -----------  ------------
Balance at December 31, 1995.....................    12,317,822          12,318       292,996      538,874        --

Net income.......................................                                                5,787,778
Issuance of common stock.........................     7,363,528           7,363    65,738,869

Issuance of common stock from exercise of
  stock options..................................        42,660              43       209,810
Issuance of common stock from employee stock
  purchase plan..................................        73,600              74       529,845
Tax benefit related to stock plans...............                                     836,976
Purchase of common stock.........................
Conversion of redeemable convertible preferred
  stock to common stock..........................     1,912,148           1,912     5,531,931       50,000
Deferred compensation from issuance of
  stock options..................................                                     124,940                  (124,940)
Amortization of deferred compensation............                                                                27,109
                                                   --------------  -------------  -----------  -----------  ------------
Balance at December 31, 1996.....................    21,709,758          21,710    73,265,367    6,376,652      (97,831)

Net income.......................................                                               10,316,977
Issuance of common stock related to
  acquisitions...................................       349,608             350       387,112      (49,491)
Issuance of common stock related to
  software purchase..............................        10,422              10       247,863
Issuance of common stock from exercise of
  stock options..................................       391,511             392     2,618,858
Issuance of common stock from employee
  stock purchase plan............................        66,478              66     1,194,755
Tax benefit related to stock plans...............                                   2,510,523
Issuance of restricted stock awards and options..        75,850              76     1,474,393                (1,474,469)
Translation adjustment...........................
Amortization of deferred compensation............                                       --                      362,375
                                                   --------------  -------------  -----------  -----------  ------------
Balance at December 31, 1997.....................    22,603,627         $22,604   $81,698,871  $16,644,138  $(1,209,925)
                                                   --------------  -------------  -----------  -----------  ------------
                                                   --------------  -------------  -----------  -----------  ------------

                                                   Treasury Stock at Cost  Cumulative
                                                   ----------------------  Translation
                                                      Shares     Amount     Adjustment     Total
                                                   ----------  ----------  -----------  -----------
Balance at December 31, 1994.....................    (3,236)   $  (4,230)               $ 1,505,730

Partnership income before business combination...                                         1,730,167
Net income after business combination............                                            84,753
Purchase of common stock.........................  (12,160)     (19,868)                    (19,868)
Issuance of common stock.........................                                           250,000
Purchase and retirement of common stock..........                                        (1,500,000)
Partnership capital distributions................                                        (1,040,122)
Redeemable convertible preferred stock dividend..                                          (183,334)
Accretion of redeemable convertible preferred
  stock issuance costs...........................                                            (7,236)
                                                   ----------  ----------  -----------  -----------
Balance at December 31, 1995.....................   (15,396)     (24,098)                   820,090

Net income.......................................                                         5,787,778
Issuance of common stock.........................                                        65,746,232

Issuance of common stock from exercise of
  stock options..................................   46,563       84,406                     294,259
Issuance of common stock from employee stock
  purchase plan..................................                                           529,919
Tax benefit related to stock plans...............                                           836,976
Purchase of common stock.........................  (37,772)     (73,105)                    (73,105)
Conversion of redeemable convertible preferred
  stock to common stock..........................                                         5,583,843
Deferred compensation from issuance of
  stock options..................................                                             --
Amortization of deferred compensation............                                            27,109
                                                   ----------  ----------  -----------  -----------
Balance at December 31, 1996.....................    (6,605)     (12,797)                79,553,101

Net income.......................................                                        10,316,977
Issuance of common stock related to
  acquisitions...................................                                           337,971
Issuance of common stock related to
  software purchase..............................                                           247,873
Issuance of common stock from exercise of
  stock options..................................     6,605       12,797                  2,632,047
Issuance of common stock from employee
  stock purchase plan............................                                         1,194,821
Tax benefit related to stock plans...............                                         2,510,523
Issuance of restricted stock awards and options..                                             --
Translation adjustment...........................                             (2,558)        (2,558)
Amortization of deferred compensation............                                           362,375
                                                   ----------  ----------  -----------  -----------
Balance at December 31, 1997.....................      --          --        $(2,558)   $97,153,130
                                                   ----------  ----------  -----------  -----------
                                                   ----------  ----------  -----------  -----------


               See accompanying notes to consolidated financial statements.

                              WHITTMAN-HART, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    YEARS ENDED DECEMBER 31,
                                                                       -----------------------------------------------
                                                                             1997              1996            1995
                                                                       -----------------  ---------------  -----------
Cash flows from operating activities:
  Net income.........................................................  $  10,316,977      $  5,787,778     $1,814,920
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization..................................      2,485,311         1,314,088        638,365
      Deferred income taxes..........................................       (632,793)         (183,360)       (50,000)
      Gain on disposition of property and equipment..................           --             (12,489)          --
      Unrealized gain on investments.................................       (594,119)             --             --
      Gain on sales of shor-term investments.........................        (4,641)           (10,438)          --
      Executive stock expense........................................           --              30,214        241,668
      Changes in assets and liabilities, net of acquisition:
        Trade accounts receivable, net...............................    (15,056,464)       (7,995,384)    (5,027,250)
        Income taxes receivable......................................        140,154           535,865           --
        Prepaid expenses and other current assets....................     (1,814,306)         (877,014)       129,508
        Notes receivable.............................................        (20,473)          334,452         (2,459)
        Other assets.................................................        285,271          (251,532)      (120,389)
        Accounts payable.............................................        436,588           359,632        820,465
        Accrued compensation and related costs.......................      5,164,667         3,808,542      4,063,898
        Income taxes payable.........................................      3,922,456              --             --
        Accrued expenses and other liabilities.......................      2,414,832            18,222        (68,150)
        Deferred rent................................................        441,060           349,231        412,178
                                                                       -----------------  ---------------  -----------
Net cash provided by operating activities............................      7,484,520         3,207,807      2,852,748
                                                                       -----------------  ---------------  -----------
Cash flows from investing activities:                                                             --             --

  Purchases of short-term investments................................   (115,921,644)      (38,980,367)          --
  Sales of short-term investments....................................     88,713,027         8,064,005           --
  Payment for acquisition............................................       (605,000)             --             --
  Cash acquired in business combination..............................        212,115              --             --
  Purchases of property and equipment................................    (10,910,896)       (3,988,316)    (1,988,890)
  Proceeds from disposition of property and equipment................         30,689            43,000           --
                                                                       -----------------  ---------------  -----------
Net cash used in investing activities................................    (38,481,709)      (34,861,678)    (1,988,890)
                                                                       -----------------  ---------------  -----------
Cash flows from financing activities:

  Proceeds from the issuance of redeemable convertible preferred
    stock, net of issuance costs.....................................           --                --        5,393,273
  Proceeds from issuance of bank debt................................           --              48,775        500,000
  Payments on bank debt..............................................           --          (1,733,867)      (492,738)
  Payments on related party debt.....................................       (200,000)         (117,413)      (100,000)
  Proceeds from issuance of common stock, net of issuance costs......           --          65,719,102           --
  Proceeds from exercise of stock options............................      2,590,412           277,427           --
  Proceeds from employee stock purchase plan.........................      1,194,821           529,919           --
  Purchase of common stock...........................................           --             (73,105)    (1,519,868)
  Partnership capital distributions..................................           --            (860,646)      (179,476)
  Checks issued in excess of bank balance............................           --                --         (138,603)
                                                                       -----------------  ---------------  -----------
Net cash provided by financing activities............................      3,585,233        63,790,192      3,462,588
                                                                       -----------------  ---------------  -----------
Net increase (decrease)  in cash and  cash equivalents...............    (27,411,956)       32,136,321      4,326,446
Cash and cash equivalents at beginning of year.......................     36,462,767         4,326,446           --
                                                                       -----------------  ---------------  -----------
Cash and cash equivalents at end of year.............................  $   9,050,811      $ 36,462,767    $ 4,326,446
                                                                       -----------------  ---------------  -----------
                                                                       -----------------  ---------------  -----------
Supplemental disclosures of cash flow information:
  Interest paid......................................................  $      86,767      $     68,239    $   227,328
  Income taxes paid..................................................      4,402,401         2,928,733         16,566

Supplemental disclosures of noncash financing activities:
  Issuance of common stock to employees..............................        900,000           102,130        250,000
  Partnership capital distribution payable...........................           --                --          860,646
  Conversion of redeemable convertible preferred stock...............           --           5,583,843           --
  Tax benefit related to stock plans.................................      2,510,523           836,976           --
  Issuance of common stock for the purchase of software..............        247,873              --             --
  Issuance of common stock for business combinations.................        337,971              --             --
  Accretion of redeemable convertible preferred stock dividends
    and issuance costs...............................................           --                --          190,570


             See accompanying notes to consolidated financial statements.

                            WHITTMAN-HART, INC. AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1997, 1996 AND 1995


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

   The Company's business was previously owned by Whittman-Hart, L.P. ("LP"), a Delaware limited partnership, and operated by employees of Whittman-Hart Corporation II ("Corporation II"), a Delaware corporation, pursuant to a client service agreement. Corporation II's operations consisted solely of revenues and expenses related to its client service agreement with LP. The Company was a limited partner in LP. Corporation II's revenues and LP's related expenses associated with the client service agreement have been eliminated in the accompanying consolidated financial statements.
Partnership income before business combination as reported in the consolidated statements of stockholders' equity represents LP's undistributed earnings.

   Effective December 31, 1995, the Company issued common and redeemable convertible preferred stock in exchange for the remaining partnership interests of LP. The exchange represents a combination of entities under common control and has been accounted for on an "as-if" pooling-of-interests basis, with the accompanying consolidated financial statements restated for all periods presented.

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

 PROPERTY AND EQUIPMENT

   Depreciation is computed using the straight-line method based on the estimated useful lives, ranging from three to forty years, of the various classes of property. Amortization of leasehold improvements is computed over the shorter of the lease term or estimated useful life of the asset.


  BASIS OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. In November 1997, the Company acquired all of the outstanding stock of Axis Consulting International, Inc. This acquisition was accounted for using the pooling-of-interests method of accounting (See Note 4). All prior period historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows for the acquired company.

  TRANSLATION OF FOREIGN CURRENCY

    For non-U.S. operations, the functional currency is the applicable local currency. The translation of the functional currency into U.S. dollars is performed for balance sheet accounts using the current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average rates of exchange prevailing during the reporting period. Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of stockholders' equity.

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

  STOCK OPTIONS

    Prior to January 1, 1996, the Company accounted for its stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock options grants made in 1995 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of Statement 123.

 FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying amounts of the Company's financial instruments approximate their fair values due to the short maturity of these instruments.

 RECLASSIFICATIONS

   Certain 1996 and 1995 balances have been reclassified to conform to the 1997 presentation.

3. EARNINGS PER SHARE


 COMPUTATION OF NET INCOME AND PRO FORMA EARNINGS PER SHARE

   Net income and pro forma earnings per share are computed in accordance with Financial Accounting Standards No. 128, "Earnings per share" ("Statement 128"). The following table reconciles the numerator and denominator for the calculation of basic and diluted earnings per share for the years ended December 31, 1997, 1996 and 1995:


                                                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                                      ------------------------------------
                                                        INCOME        SHARES      PER-SHARE
                                                      (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                                      -----------  -------------  ---------
BASIC EPS
Net income available to common stockholders.........  $10,316,977   22,060,917       $.47

Effect of dilutive securities
  Stock options.....................................                 1,567,129
  Restricted stock awards...........................                    44,248
                                                                   ------------
DILUTED EPS
Income available to common stockholders
  and assumed conversions...........................  $10,316,977   23,672,294       $.44
                                                      -----------  -------------  ---------
                                                      -----------  -------------  ---------


                                                                 FOR THE YEAR ENDED DECEMBER 31, 1996
                                                 ----------------------------------------------------------------
                                                      INCOME                   SHARES                   PER-SHARE
                                                    (NUMERATOR)            (DENOMINATOR)                 AMOUNT
 BASIC EPS
 Net income available to                                 $5,787,778             17,856,109                $.32
      common stockholders                                                                             -----------
                                                                                                      -----------

 Effect of dilutive securities
      Stock options                                                              1,344,496
      Redeemable preferred stock                                                   646,138

 DILUTED EPS
 Income available to common
 stockholders and assumed
 conversions                                             $5,787,778             19,846,743                $.29
                                                 ------------------       ------------------          -----------
                                                 ------------------       ------------------          -----------

                                                                 FOR THE YEAR ENDED DECEMBER 31, 1995
                                                 ----------------------------------------------------------------
                                                     INCOME                   SHARES                   PER-SHARE
                                                   (NUMERATOR)            (DENOMINATOR)                 AMOUNT
 BASIC EPS
 Pro forma net income available to
   common stockholders                              $1,148,327                12,697,918                $.09
                                                                                                        -----
                                                                                                        -----

 Effect of dilutive securities
      Stock options                                                            1,094,780
      Redeemable preferred stock                        92,045                 1,912,152
                                                                           ---------------

 DILUTED EPS
 Pro forma net income available to common
 stockholders and assumed
 conversions                                        $1,240,372                15,704,850                $.08
                                                 ------------------       ------------------          -----------
                                                 ------------------       ------------------          -----------


4.       ACQUISITIONS


   On March 20, 1997, the Company acquired the business operations and certain assets of Organizational Change Dynamics, Inc. ("OCD"), a Chicago-based firm dedicated to strategic business consulting. The purchase price consisted of a cash payment of $600,000 and 53,850 shares of restricted common stock (approximate market value of $900,000) that vest, pro rata, over a four year period. This acquisition was accounted for as a purchase and accordingly, the results of OCD have been included in the Company's consolidated statements of earnings from the date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets acquired of $605,264 has been recorded as goodwill and is being amortized on a straight-line basis over fifteen years. The pro forma impact of this purchase was not significant to the results of the Company's consolidated operations for the years ended December 31, 1997 and 1996.

   On September 8, 1997, the Company acquired all the outstanding capital stock of Expert Buying Systems, Inc. ("EBS") for 214,986 shares of its common stock. EBS, based in Vancouver, Washington, develops and markets software products and services designed to help companies select application software systems. The business combination has been accounted for as a pooling-of-interests combination. The stockholders' equity and operations of EBS were not material in relation to those of the Company. As such, the Company has recorded the combination as of September 8, 1997 without restating prior periods' consolidated statements of earnings to reflect the pooling-of-interests combination.

   On November 21, 1997, the Company acquired all the outstanding capital stock of Axis Consulting International, Inc. ("Axis") for 1,575,078 shares of its common stock. Headquartered in San Francisco with an office in New Jersey, Axis' approximately 130 professionals provide SAP-Registered Trademark-, network, Microsoft-Registered Trademark- enterprise, database and midrange
solutions.   This business combination has been accounted for as a
pooling-of-interests combination and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Axis.

         On November 21, 1997, the Company acquired all the outstanding capital stock of World Consulting Limited ("World") for 134,622 shares of its common stock. Based in London, World specializes in JDEdwards-Registered Trademark- implementation solutions through a network of approximately 30 IT professionals. This business combination has been accounted for as a pooling-of-interests combination. The stockholders' equity and operations of World were not material in relation to those of the Company. As such, the Company has recorded the combination without restating prior periods' consolidated statements of earnings to reflect the pooling-of-interests combination.

         The following table presents certain statement of earnings data of the Company and Axis:



                                                                       Whittman-Hart,
 Net Revenues for the:                                                     Inc.           Axis         Combined

 Year ended:
      December 31, 1995                                                 $49,822,060     $10,982,546    $ 60,804,606
      December 31, 1996                                                 $87,491,040     $16,230,166    $103,721,206
 Nine months ended (unaudited):
      September 28, 1997                                               $103,029,350     $18,562,141    $121,591,491


 Net income for the:
 Year ended:
      December 31, 1995 (pro forma)                                      $1,113,574         $34,753      $1,148,327
      December 31, 1996                                                  $5,502,755        $285,023      $5,787,778
 Nine months ended (unaudited):
      September 28, 1997                                                 $7,393,991      $1,300,617      $8,694,608

                                            F-10

      In connection with the EBS, Axis and World acquisitions, the Company incurred costs of $1,771,257 primarily related to legal, accounting and consulting fees.

5.  DEBT OBLIGATIONS

   The Company has a loan agreement for up to $5,000,000 of unsecured credit with interest, at the Company's option, at the London Interbank Offered Rate (LIBOR) plus 1.5% or the lender's prime rate. No borrowings were outstanding under this loan agreement at December 31, 1997 or 1996. The loan agreement expires on April 30, 1998.


6.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

7.       STOCKHOLDERS' EQUITY

   On May 8, 1996, the Company completed an initial public offering of its common stock in which 5,200,000 shares were sold by the Company, resulting in net proceeds of approximately $37.8 million. On August 27, 1996, the Company completed a follow-on public offering of its common stock selling an additional 2,100,000 shares, which resulted in net proceeds of approximately $27.8 million.

8.       COMMITMENTS


LEASES

   The Company leases its office facilities and certain equipment under operating lease arrangements which expire at various dates through October 2004.

   Rent expense for the years ended December 31, 1997, 1996 and 1995 was $6,685,515, $4,669,910 and $2,631,720, respectively. The future minimum annual lease payments under noncancelable long-term leases are as follows:


         YEAR ENDING DECEMBER 31,                      AMOUNT
--------------------------------------                ----------------

         1998                                          $  6,258,585
         1999                                             4,032,029
         2000                                             2,823,465
         2001                                             2,548,145
         2002                                             2,390,618
         THEREAFTER                                       4,269,183
                                                       ------------
                                                        $22,322,025
                                                       ------------
                                                       ------------

PROPERTY

      The Company has commitments under contracts for the purchase of land and buildings to be used for training and other Company purposes. These commitments were approximately $4.0 million at December 31, 1997.

9.       INCOME TAXES

   Prior to December 31, 1995, the Company's business was owned and operated by LP; therefore, federal and certain state income tax liabilities were the responsibility of the partners. Income taxes for the year ended December 31, 1995 are comprised of certain state income taxes of LP and federal and state income taxes of the Company. The pro forma income tax adjustments for the year ended December 31, 1995, included in the consolidated statements of earnings represent federal and the additional state income tax expense that would have been required had the Company operated as a C corporation during such year.

   Income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 consists of the following:


                                 1997             1996             1995
                             -------------    --------------    ------------
   Current:
     Federal                  $ 6,969,138      $2,941,296          $ 13,068
     Foreign                        3,948              --                --
     State                      1,491,476         684,259             3,497
                             -------------    --------------    ------------
                                8,464,562       3,625,555            16,565
                             -------------    --------------    ------------
   Deferred:
     Federal                     (528,377)       (165,793)          (39,817)
     State                       (104,416)        (37,467)          (10,183)
                             -------------    --------------    ------------
                                 (632,793)       (203,260)          (50,000)
                             -------------    --------------    ------------
                              $ 7,831,769     $ 3,422,295          $(33,435)
                             -------------    --------------    ------------
                             -------------    --------------    ------------



   The reconciliation of income taxes computed using the federal statutory rate of 35% for 1997 and 34% for 1996 to the Company's income tax expense is as follows:


                                         1997             1996
                                      -----------      ----------
 Federal income tax at the
   statutory rate                          35.0%         34.0%
 State income tax, net of
   federal tax benefit                      4.8           4.5
 Tax exempt interest income                 (.5)         (2.1)
 Nondeductible expenses,
   primarily merger related
   in 1997                                  1.4           1.4
 Other                                      2.4          (0.6)
                                      -----------     -----------
                                           43.1%         37.2%
                                      -----------     -----------
                                      -----------     -----------

   The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                                1997            1996
                                             -----------     -----------
   Deferred tax assets:
     Allowance for doubtful accounts         $   133,415      $   62,080
     Accrued expenses                            568,087         270,134
     Stock awards                                 76,303            --
     Deferred rent                               369,295         184,683
     Deferred compensation                        23,510          10,518
     Other                                        92,056            --
                                              -----------     -----------
       Total gross deferred tax assets         1,262,666        527,415

   Deferred tax liabilities:
     Property and equipment - depreciation      (498,289)      (147,581)
     Other                                      (153,624)      (401,874)
                                              -----------     -----------
       Total gross deferred tax liabilities     (651,913)      (549,455)
                                              -----------     -----------
       Net deferred tax asset (liability)     $  610,753      $ (22,040)
                                              -----------     -----------
                                              -----------     -----------

   No valuation allowance for deferred tax assets has been recorded as the Company believes it is more likely than not the deferred tax assets will be realized in the future.


   As a result of income tax benefits related to certain employee stock plans, $2,510,523 and $836,976 were credited to additional paid-in capital during 1997 and 1996, respectively.


10.    EXECUTIVE STOCK PLAN

   Prior to the Company's initial public offering, the Executive Stock Plan was used to reward selected executives for future services. Under the plan, executives were awarded common stock that vested over a specified period. In the event employment was terminated prior to vesting, the executive would not be entitled to receive the common stock. Executive stock expense reported in the consolidated statements of earnings amounted to $30,214 and $241,668 in 1996 and 1995.

11.    EMPLOYEE STOCK OWNERSHIP PLAN

   The Company sponsors an Employee Stock Ownership Plan ("ESOP") which covers substantially all employees over the age of 21 who have completed one year of service. Annual ESOP contributions are determined at the discretion of the Company's Board of Directors. Plan participants become fully vested after completing four years of service. There were no contributions in 1997, 1996 and 1995. The ESOP held 379,599 and 413,076 shares of the Company's common stock at December 31, 1997 and 1996, respectively. The Company does not intend to make future contributions to the ESOP.

12.    401(k) RETIREMENT PLAN

   The Company's 401(k) plan covers all employees who have reached 21 years of age. Participants may contribute up to 12% of their eligible compensation. The Company matches participant contributions as defined within the plan. Company contributions amounted to $1,072,520, $320,081, and $183,857 in 1997, 1996 and 1995, respectively.

13.      EMPLOYEE STOCK PURCHASE PLAN

   In 1996, the Company established a stock purchase plan which permits eligible employees to purchase, through payroll deductions, shares of the Company's common stock at 90% of the fair market value on the first or last day of each six-month offering period, whichever is lower. Payroll deductions may not exceed 20% of the employee's total gross pay in any calendar year. The Company has reserved an aggregate of 800,000 shares of common stock for issuance under the plan. During the years ended December 31, 1997 and 1996, 66,478 and 73,600 shares of common stock were purchased under the plan, respectively.

14.      STOCK COMPENSATION PLANS

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


   The per share weighted-average fair value of stock options granted during 1997 and 1996 was $7.68 and $7.82 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1997- expected dividend yield of 0%, expected volatility of 45%, risk-free interest rate of 5.5% and an expected life of 3 years; 1996-expected dividend yield of 0%, expected volatility of 45%, risk-free interest rate of 6.0% and an expected life of 3.25 years; 1995- expected dividend yield of 0%, expected volatility of 45%, risk-free interest rate of 5.4% and an expected life of 3.23 years.

   Under Statement 123, compensation cost is recognized for the fair value of the employees' purchase rights under the Employee Stock Purchase Plan. The weighted-average fair value of those purchase rights granted in 1997 and 1996 was $4.50 and $2.89 using the Black-Scholes model with the following assumptions: 1997- expected dividend yield of 0%, expected volatility of 45%, risk-free interest rate of 5.5% and an expected life of six months; 1996-expected dividend yield of 0%, expected volatility of 45%, risk-free interest rate of 5.2% and an expected life of six months.

   The Company applies APB 25 in accounting for its plans and accordingly, no compensation cost has been recognized in the consolidated financial statements for its stock options and its stock purchase plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock-based compensation plans under Statement 123, the Company's consolidated net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                         1997               1996                 1995
                                                    ----------------    --------------       -------------

     Net Income                      As reported     $10,316,977            $5,787,778           $1,148,327
     (pro forma in 1995)             Pro forma        $7,516,705            $5,290,029             $998,628

     Diluted earnings per share      As reported           $0.44                 $0.29                $0.08
     (pro forma in 1995)             Pro forma             $0.32                 $0.27                $0.07

                                       F-14

   Stock option transactions for the years ended December 31, 1995, 1996 and 1997 are summarized as follows (in thousands, except for per share data):

                                                 1995                              1996                           1997
                                     ----------------------------    ------------------------------    ---------------------------
                                       SHARES    WEIGHTED-AVERAGE       SHARES     WEIGHTED-AVERAGE    SHARES    WEIGHTED-AVERAGE
                                        (000)     EXERCISE PRICE         (000)      EXERCISE PRICE      (000)     EXERCISE PRICE
                                     ----------------------------    ------------------------------    ---------------------------
 Outstanding at beginning of year          -                            1,822              $3.19        1,705         $3.54
 Granted                               1,822             3.19              70              12.00        2,130         20.86
 Exercised                                 -                              (89)              3.30         (398)         6.50
 Forfeited                                 -                              (97)              3.39         (204)        10.28
 Outstanding at end of year            1,822             3.19            1,705              3.54        3,233         14.16

 Options exercisable at year-end         166                               497                            930
 Weighted-average fair value of
   options granted during the year     $1.20                             $7.82                          $7.68




         The following table summarizes information about stock options outstanding at December 31, 1997:

                             Options Outstanding                     Options Exercisable
                    -----------------------------------------    -----------------------------
                                  Weighted-         Weighted-
                                    Average          Average                   Weighted-
  Range of                          Remaining        Exercise                   Average
Exercise Prices       Shares     Contractual Life      Price      Shares      Exercise Price
------------------  -----------  -----------------  -----------  ----------   -----------------
$1.645 to 3.245      1,233,323      8.0 years         $ 3.21       554,418           $ 3.23
$8.00                    9,286      8.4                 8.00           650             8.00
$18.00 to 24.00      1,215,934      9.1                17.84       222,480            18.39
$24.50 to 30.00        727,910      9.6                25.56       143,333            25.62
$30.13 TO 33.63         46,591      9.9                30.96         9,317            30.96
---------------      ---------      ---              -------       -------           ------
$1.645 to 33.63      3,233,044      8.8              $ 14.16       930,198           $10.59
---------------      ---------      ---              -------       -------           ------
---------------      ---------      ---              -------       -------           ------


15.      RELATED-PARTY TRANSACTIONS

   The Company has several notes receivable from executives outstanding at December 31, 1997 and 1996 totaling $197,621 and $177,148, respectively. The notes bear interest at the prime rate and are due on various dates through June 1999.

   During 1997, the Company sold a fixed asset management software product to a company which is owned, in part, by an officer for $1.1 million, resulting in a gain of $465,000.

16.      REVENUES FROM SIGNIFICANT CLIENTS

   During 1997, 1996 and 1995 no client accounted for 10% or more of the Company's total consolidated revenues.

                             INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
Whittman-Hart, Inc.:


         Under date of February 13, 1998, we reported on the consolidated balance sheets of Whittman-Hart, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

         In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                KPMG Peat Marwick LLP

Chicago, Illinois
February 13, 1998

                                                               SCHEDULE II

                                    WHITTMAN-HART, INC.
                             VALUATION AND QUALIFYING ACCOUNTS

                                                              Balance at           Charged to                    Balance at
                                                              Beginning            Costs and                      End of
Description                                                    of Year              Expenses    Deductions (1)     Year
-------------------------------------                    ------------------    ---------------  --------------   ------------
For the year ended December 31, 1997:
   Allowance for doubtful accounts                            $ 160,000           $ 534,396      $(196,650)       $ 497,746

For the year ended December 31, 1996:
   Allowance for doubtful accounts                              100,000             338,478       (278,478)         160,000

For the year ended December 31, 1995:
   Allowance for doubtful accounts                              346,874             113,807       (360,681)         100,000


(1)  Bad debts written off.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Whittman-Hart, Inc.


Date: March 30, 1998               By:  /S/ Robert F. Bernard
                                        ----------------------------------
                                        Robert F. Bernard
                                        Chairman of the Board
                                        and Chief and Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                        Date
---------                           -----                        ----

/S/ Robert F. Bernard      Chairman of the Board                March 30, 1998
----------------------     and Chief Executive Officer
Robert F. Bernard          (principal executive officer)


/s/ Kevin M. Gaskey        Chief Financial Officer and          March 30, 1998
----------------------     Treasurer (principal financial and
Kevin M. Gaskey            accounting officer)



/s/ Edward V. Szofer       Director, President and               March 30, 1998
------------------------   Secretary
Edward V. Szofer


/s/ Stanley F. Martin        Chief Operating Officer             March 30, 1998
-----------------------
Stan Martin


/s/ Paul D. Carbery          Director                            March 30, 1998
------------------------
Paul D. Carbery


/s/ Lawrence P. Roches       Director                            March 30, 1998
-------------------------
Lawrence P. Roches


/s/ Robert F. Steel          Director                            March 30, 1998
------------------------
Robert F. Steel

                         INDEX TO EXHIBITS


EXHIBIT NO.      DESCRIPTION
-----------      -----------

    23.1         Consent of KPMG Peat Marwick LLP.
    27.1         Financial Data Schedule
    27.2         Financial Data Schedule-Restated
    27.3         Financial Data Schedule-Restated
    27.4         Financial Data Schedule-Restated.