Form 10-Q
period 1998-03-31
WHITTMAN HART INC
filed 1998-05-15
CIK 1009403

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C.  20549


                                     FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from --------------- to ---------------

     Commission file number:  0-28166
                              -------



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


                                   (312) 922-9200
                                   --------------
                (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of May 6, 1998, there were 23,381,226 shares of common stock of the registrant outstanding.

                                WHITTMAN-HART, INC.

                                     FORM 10-Q

                   For the quarterly period ended March 31, 1998

                                 TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION                                         Page

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1998
          (unaudited) and December 31, 1997                               3

          Consolidated Statements of Earnings and Comprehensive
          Income for the three months ended March 31, 1998 and
          March 31, 1997 (unaudited)                                      4

          Consolidated Statements of Cash Flows for the three months
          ended March 31, 1998  and March 31, 1997 (unaudited)            5

          Notes to Consolidated Financial Statements                      6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                            7

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                               12

INDEX TO EXHIBITS                                                        12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                                WHITTMAN-HART, INC.
                            CONSOLIDATED BALANCE SHEETS



                                                      MARCH 31,           DECEMBER 31,
                                                        1998                   1997
                                                      --------            ------------
                   ASSETS                           (UNAUDITED)
Current assets:
  Cash and cash equivalents                         $ 11,257,538         $  9,050,811
  Short-term investments                              53,403,138           58,708,379
  Trade accounts receivable, net of allowance
     for doubtful accounts of $560,888 and
     $497,746 in 1998 and 1997, respectively          42,063,694           34,077,154
  Prepaid expenses and other current assets            3,490,338            3,185,175
  Notes and interest receivable                           77,455               48,602
  Deferred income taxes                                1,004,559              801,315
                                                    ------------          -----------
     Total current assets                            111,296,722          105,871,436

Property and equipment, net                           19,257,041           15,081,063
Notes receivable                                          93,219              149,019
Other assets                                           1,003,141              699,302
                                                    ------------          -----------
     Total assets                                   $131,650,123         $121,800,820
                                                    ------------          -----------
                                                    ------------          -----------

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $  2,763,895         $  2,039,125
  Accrued compensation and related costs              15,111,188           15,684,561
  Income taxes payable                                         -            1,426,632
  Accrued expenses and other liabilities               3,057,143            3,977,585
                                                    ------------          -----------
       Total current liabilities                      20,932,226           23,127,903

  Deferred income taxes                                  161,699              190,562
  Long-term debt, less current maturities                 91,839                    -
  Deferred rent                                        1,330,011            1,329,225
                                                    ------------          -----------
       Total liabilities                              22,515,775           24,647,690

Stockholders' equity:
  Preferred stock, $.001 par value;
     3,000,000 shares authorized,
     none issued and outstanding                               -                    -
  Common stock, $.001 par value;
     37,000,000 authorized, 23,302,231
     and 22,603,627 shares issued and
     outstanding in 1998 and 1997, respectively           23,302               22,604
  Additional paid-in capital                          89,922,465           81,698,871
  Retained earnings                                   20,309,951           16,644,138
  Deferred compensation                               (1,119,601)          (1,209,925)
  Accumulated other comprehensive income                  (1,769)              (2,558)
                                                    ------------          -----------
       Total stockholders' equity                    109,134,348           97,153,130
                                                    ------------          -----------
       Total liabilities and stockholders' equity   $131,650,123         $121,800,820
                                                    ------------          -----------
                                                    ------------          -----------

               See accompanying notes to consolidated financial statements.

                                WHITTMAN-HART, INC.
            CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                                    (UNAUDITED)



                                                      THREE MONTHS ENDED
                                                   MARCH 31,        MARCH 31,
                                                     1998             1997
                                                   ---------        ---------
Revenues                                         $ 58,660,314     $ 34,944,642
Cost of services                                   34,412,884       20,866,412
                                                   ----------       ----------
Gross profit                                       24,247,430       14,078,230

Costs and expenses:
   Selling                                          1,809,986        1,220,636
   Recruiting                                       1,925,636          996,800
   General and administrative                      15,221,741        8,338,308
  Business combination costs                          383,044                -
                                                   ----------       ----------
     Total costs and expenses                      19,340,407       10,555,744
Operating income                                    4,907,023        3,522,486
                                                   ----------       ----------

Other income (expense):
  Interest expense                                     (6,206)               -
  Interest income                                     880,412          897,748
  Other, net                                            6,890         (157,274)
                                                   ----------       ----------
     Total other income                               881,096          740,474
                                                   ----------       ----------
Income before income taxes                          5,788,119        4,262,960

Income taxes:

Income tax                                          2,467,169        1,713,491
Initial deferred income tax                           296,048                -
                                                   ----------       ----------
     Total income taxes                             2,763,217        1,713,491
Net income                                       $  3,024,902     $  2,549,469
                                                   ----------       ----------
                                                   ----------       ----------
Other comprehensive income

     Foreign currency translation adjustments             789                -
                                                   ----------       ----------
Comprehensive income                             $  3,025,691     $  2,549,649
                                                   ----------       ----------
                                                   ----------       ----------
Basic earnings per share                         $       0.13     $       0.12
                                                   ----------       ----------
                                                   ----------       ----------
Diluted earnings per share                       $       0.12     $       0.11
                                                   ----------       ----------
                                                   ----------       ----------

Weighted average number of common shares
  outstanding                                      22,947,224       21,765,894
                                                   ----------       ----------
                                                   ----------       ----------
Weighted average number of common and common
  equivalent shares outstanding                    24,963,111       23,133,282
                                                   ----------       ----------
                                                   ----------       ----------


             See accompanying notes to consolidated financial statements.

                                WHITTMAN-HART, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                               THREE MONTHS ENDED
                                                        MARCH 31,            MARCH 31,
                                                          1998                  1997
                                                        --------             ---------
Cash flows from operating activities:
  Net income                                           $ 3,024,902           $  2,549,469
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                          784,553                282,173
    Deferred income taxes                                 (232,107)              (105,453)
    Gain on sales of short-term investments                 (9,011)                (6,195)
    Changes in assets and liabilities,
      net of acquisition:
       Trade accounts receivable, net                   (6,717,027)            (3,170,015)
       Prepaid expenses and other current assets          (275,341)              (280,919)
       Notes receivable                                    (28,853)                 1,592
       Income tax receivable                                     -                140,154
       Other assets                                       (194,079)              (511,013)
       Accounts payable                                    712,644               (310,082)
       Accrued compensation and related costs             (573,373)            (2,507,084)
       Income taxes payable                              1,100,723              1,627,788
       Accrued expenses and other liabilities             (354,507)             1,014,969
       Deferred revenue                                    (30,141)                     -
       Deferred rent                                           786                 37,542
                                                        ----------             ----------
Net cash used in operating activities                   (2,790,831)            (1,237,074)
                                                        ----------             ----------
Cash flows from investing activities:
  Purchases of investments                             (40,702,427)           (35,350,749)
  Sales and maturities of investments                   46,010,122             13,892,960
  Cash acquired in business combination                     28,378                      -
  Purchases of property and equipment                   (4,276,729)            (1,032,125)
                                                        ----------             ----------
Net cash provided by (used in) investing activities      1,059,344            (22,489,914)
                                                        ----------             ----------

Cash flows from financing activities:
  Proceeds from exercise of stock options                4,801,914                277,701
  Payment of long-term debt                               (189,030)                     -
  S corporation  distributions-QCC                        (674,670)                     -
  Proceeds from employee stock purchase plan                     -                640,454
                                                        ----------             ----------
Net cash provided by financing activities                3,938,214                918,155
                                                        ----------             ----------
Net increase (decrease) in cash and cash equivalents     2,206,727            (22,808,833)
Cash and cash equivalents at beginning of period         9,050,811             36,462,767
                                                        ----------             ----------
Cash and cash equivalents at end of period           $  11,257,538           $ 13,653,934
                                                        ----------             ----------
                                                        ----------             ----------
Supplemental disclosures of cash flow information:
  Interest paid                                      $       6,206           $          -
  Income taxes paid                                        885,150                 51,000

Supplemental disclosures of noncash
    financing activities:
  Tax benefit related to stock plans                 $   3,419,978           $    606,755
  Issuance of restricted stock awards                            -                900,000

  Issuance of common stock for business
    combinations (shares)                                  300,000                      -


             See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements of Whittman-Hart, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein includes all adjustments which are, in the opinion of management, necessary for a fair presentation of results for these interim periods, and all such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

     These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Form 10-K filed by the Company with the Securities and Exchange Commission.

     The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" for the quarter ended March 31, 1998. Required changes are reported in the Consolidated Statements of Earnings and Comprehensive Income and Consolidated Balance Sheets.

2.   COMPUTATION OF EARNINGS PER SHARE

     Net income and earnings per share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128").

3.   BUSINESS COMBINATIONS

     During March 1998, the Company acquired all the outstanding capital stock of QCC, Inc. for 300,000 shares of its common stock. Headquartered in the Boston metropolitan area, QCC's approximately 75 professionals provide the following services: package software evaluation; business process reengineering; data warehousing; implementation of software packages developed by SSA-Registered Trademark-, Oracle-Registered Trademark- and JDEdwards-Registered Trademark-; application development for AS/400 and client server applications; and Year 2000 compliance services. This business combination has been accounted for as a pooling-of-interests combination.
The stockholders' equity and operations of QCC were not material in relation to those of the Company. As such, the Company has recorded the combination without restating prior periods' consolidated statements of earnings to reflect the pooling-of-interests combination. In connection with the acquisition of QCC, the Company incurred deferred income tax expense related to the establishment of deferred income tax assets and liabilities which arose due to the change in tax status of QCC from a S corporation to a C corporation.

4.   SUBSEQUENT EVENTS

     On May 8, 1998, the Company completed a follow-on public offering of its common stock in which an additional 1,700,000 shares were sold by the Company, resulting in net proceeds to the Company of approximately $69.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Whittman-Hart, Inc. (the "Company") provides strategic information technology ("IT") business solutions designed to improve its clients' productivity and competitive position. The Company offers its clients a single source for a comprehensive range of services required to successfully design, develop and implement integrated solutions in the client/server, open systems, midrange and mainframe computing environments. The Company provides its service through five business units: Solution Strategies, Package Software Solutions, Custom Applications, Network Enabled Solutions, and Interactive Solutions. Among the services offered are systems integration; strategic IT planning; business process reengineering; organizational change management; package software evaluation and implementation; custom application development; networking and connectivity; conventional and multimedia documentation and training; and design and implementation of collaborative computing and electronic commerce solutions (such as Internet/intranet and electronic data interchange). The Company believes this breadth of services fosters long-term client relationships, affords cross-selling opportunities and minimizes the Company's dependence on any single technology.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected consolidated statements of earnings and comprehensive income data as a percentage of revenues:



                                                       Three Months Ended
                                                            March 31,
                                                       1998           1997
----------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF EARNINGS AND
COMPREHENSIVE INCOME DATA:
Revenues                                                100%           100%
Cost of services                                         59             60
                                                        ---            ---
  Gross profit                                           41             40
Costs and expenses:
  Selling                                                 3              3
  Recruiting                                              3              3
  General and administrative                             26             24
  Business combination costs                              1              -
                                                        ---            ---
     Total costs and expenses                            33             30
                                                        ---            ---
Operating income                                          8             10
Other income                                              2              2
                                                        ---            ---
Income before income taxes                               10             12
Income taxes                                              4              5
Initial deferred income taxes                             1              -
                                                        ---            ---
     Total income taxes                                   5              5
Net income                                                5%             7%
                                                        ---            ---
                                                        ---            ---

     REVENUES. Revenues increased 68% to $58.7 million for the three months ended March 31, 1998 from $34.9 million for the three months ended March 31, 1997. This increase was attributable to the addition of new clients and the growth of current client relationships at existing and new branch locations. Revenues from the Company's ten most significant clients grew 18%, but as a percentage of total revenues declined to 15% from 21%.

     GROSS PROFIT. Gross profit consists of revenues less cost of services, which includes consultant salaries and benefits. Gross profit for the three months ended March 31, 1998 grew 72% to $24.2 million from $14.1 million for the three months ended March 31, 1997. Gross profit as a percentage of revenues was 41% for the three months ended March 31, 1998 as compared to 40% for the three months ended March 31, 1997. This increase was attributable to a change in the sales mix toward higher-end service offerings and the Company's established branches reaching critical mass, partially offset by lower margins in recently opened branches.

     SELLING. Selling expenses include the salaries, benefits, commissions, travel, entertainment and all other direct costs associated with the Company's direct sales force. Selling expenses for the three months ended March 31, 1998 increased approximately 48% to $1.8 million from $1.2 million for the three months ended March 31, 1997. This increase was attributable to higher commissions and other costs associated with the increase in revenues. As a percentage of revenues, however, selling expenses remained constant at 3%.

     RECRUITING. Recruiting expenses consist of costs related to hiring new personnel. These costs include the salaries, benefits, bonuses and other direct costs of in-house recruiters, outside recruiting agency fees, sign-on
bonuses, relocation fees and advertising costs.   Recruiting expenses for the
three months ended March 31, 1998 increased approximately 93% to $1.9 million from $1.0 million for the three months ended March 31, 1997. The number of employees increased 56% to 2,055 at March 31, 1998 from 1,314 at March 31, 1997. Total recruiting costs per hire increased to approximately $5,300 for the three months ended March 31, 1998 from $3,600 for the three months ended March 31, 1997. As a percentage of revenues, recruiting expenses remained constant at 3%. As of March 31, 1998, approximately 78% of total employees were consultants.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, travel, outside professional fees and all other branch and corporate costs. General and administrative expenses for the three months ended March 31, 1998 increased approximately 83% to $15.2 million from $8.3 million for the three months ended March 31, 1997. As a percentage of revenues, general and administrative expenses increased to 26% for the three months ended March 31, 1998 from 24% for the three months ended March 31, 1997. This increase was attributable to integration costs associated with the Company's acquisitions, corporate initiatives associated with the Company's Focus 2002 strategic plan, costs related to new branch locations and the addition of management to support the Company's growth strategies.

     BUSINESS COMBINATION COSTS. Business combination costs were $0.4 million or 1% of revenues for the three months ended March 31, 1998. These costs related to the Company's acquisition of QCC Incorporated ("QCC") in March 1998 which was accounted for as a pooling-of-interests. The business combination costs include legal, accounting and other transaction-related fees and expenses. There were no material acquisition-related costs in the three months ended March 31, 1997.

     INCOME TAXES. The Company's effective tax rate increased to 48% for the three months ended March 31, 1998 from 40% for the three months ended March 31, 1997. This increase was the result of the Company incurring non-deductible business combination costs and, in addition, recording deferred income tax expense of $0.3 million to establish deferred tax assets and liabilities arising at the time of the combination.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had approximately $64.7 million of cash, cash equivalents and short-term investments, compared to $67.8 million at December 31, 1997. The Company's primary source of liquidity has been cash from operations and cash provided through equity offerings. The Company has a loan agreement for up to $5.0 million of unsecured credit with interest payable, at the Company's option, at LIBOR plus 1.5% or the lender's prime rate. There were no borrowings under this loan agreement as of May 6, 1998. The Company's loan agreement expires on April 30, 1999.

     On May 8, 1996, the Company completed an initial public offering of its common stock, resulting in net proceeds to the Company of $37.8 million. A portion of the proceeds from the offering were used to retire the Company's term facilities. On August 27, 1996, the Company completed a follow-on public offering of its common stock, resulting in net proceeds to the Company of approximately $27.8 million. On May 8, 1998, the Company completed a follow-on public offering of its common stock, resulting in net proceeds to the Company of approximately $69.5 million.

     Operating activities used in net cash flows of $2.8 million and $1.2 million for the three months ended March 31, 1998 and 1997, respectively, primarily as the result of increases in accounts receivable, decreases in accrued compensation and related costs offset by increases in income tax payable.

     The Company will use the funds generated from its third offering primarily for the development and expansion of its existing operations, including: (i) expansion of the Company's Chicago West Loop complex from approximately 40,000 square feet to over 300,000 square feet during the next two years to accommodate the further development of the Whittman-Hart Institute for Strategic Education ("WHISE"), the relocation of the Company's headquarters and the growth of the Company's Chicago branch office; and (ii) general corporate purposes, including working capital, branch expansion and possible acquisitions of related businesses.

     The Company anticipates the net proceeds of its three public offerings, together with existing sources of liquidity and funds generated from operations, will provide adequate cash to fund its anticipated cash needs at least through the next twelve months.

YEAR 2000

     The Company believes that the effect of the Year 2000 on its internal information systems will have an immaterial impact on the Company. The Company believes that a majority of middle-market companies have yet to achieve Year 2000 compliance. To resolve the Year 2000 issue, many companies are electing to install new package software applications, rather than modify existing systems, thus creating significant demand for package software-related services such as those provided by the Company. Consequently, the Company believes that companies' need to address their

Year 2000 compliance is creating significant demand for IT products and services such as those provided by the Company. There can be no assurance that the passage of the Year 2000 will not have a material adverse effect on the demand for the Company's services. In addition, while the Company is not aware of any existing or potential claims, the occurrence of Year 2000 related system failures in the information systems of clients of the Company could have a material adverse effect on the Company's business, financial condition and results of operations, whether or not the Company bears any responsibility, legal or otherwise, for the occurrence of those problems.

ACQUISITION

     During March 1998, the Company acquired all the outstanding capital stock of QCC, Inc. for 300,000 shares of its common stock. Headquartered in the Boston metropolitan area, QCC's approximately 75 professionals provide the following services: package software evaluation; business process reengineering; data warehousing; implementation of software packages developed by SSA-Registered Trademark-, Oracle-Registered Trademark- and JDEdwards-Registered Trademark-; application development for AS/400 and client server applications; and Year 2000 compliance services. This business combination has been accounted for as a pooling-of-interests combination. The stockholders' equity and operations of QCC were not material in relation to those of the Company. As such, the Company has recorded the combination without restating prior periods' consolidated statements of earnings to reflect the pooling-of-interests combination.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments
of an Enterprise and Related Information."   SFAS No. 131 supersedes SFAS No.
14 "Financial Reporting for Segments of a Business Enterprise" and establishes new standards for reporting information about operating segments in interim and annual financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company does not believe that SFAS No. 131 will have a significant impact on its financial statements.

SAFE HARBOR PROVISION

     This Form 10-Q contains certain forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended) that involve substantial risks and uncertainties. When used in this Form 10-Q, the words "anticipate" and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements. Risks and uncertainties and other factors that could cause or contribute to such differences include, but are not limited to, difficulties in attracting and retaining highly skilled employees; the Company's ability to manage rapid growth and expansion into new geographic areas and service lines; the Company's ability to manage the risks associated with client projects and risks related to recently completed and potential future acquisitions; the Company's ability to develop IT solutions that keep pace with continuing changes in technology, evolving industry standards and changing client preferences; and risks related to Year 2000 failures in client's information systems. These and other risks, uncertainties and other factors are more fully described in the "Risk Factors" section of the Company's registration statement (No. 333-50029) on Form S-3 filed by the Company with the Securities and Exchange Commission on April 14, 1998, as amended.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     (27)  Financial Data Schedule

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the quarter ended
          March 31, 1998.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Whittman-Hart, Inc.

Date:      May 14, 1998                 By:  /s/ Robert F. Bernard
           ------------                      ---------------------
                                             Robert F. Bernard
                                             Chairman of the Board and
                                             Chief Executive Officer

Date:      May 14, 1998                 By:  /s/ Kevin M. Gaskey
           ------------                      --------------------
                                             Kevin M. Gaskey
                                             Chief Financial Officer and
                                             Treasurer


                                 INDEX TO EXHIBITS


Exhibit No.      Description
----------       -----------
     27          Financial Data Schedule