Form 10-Q
period 1998-06-30
WHITTMAN HART INC
filed 1998-08-14
CIK 1009403

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C.  20549


                                      FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

     Commission file number:  0-28166




                                 WHITTMAN-HART, INC.
     (Exact name of registrant as specified in its charter)



                Delaware                            36-3797833
               ----------                          ------------
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)


          311 South Wacker Drive, Suite 3500, Chicago, Illinois 60606-6618
          ----------------------------------------------------------------
             (Address of principal executive offices, including Zip Code)


                                   (312) 922-9200
                                   ---------------
                (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of August 6, 1998, there were 51,175,878 shares of common stock of the registrant outstanding.

                                WHITTMAN-HART, INC.

                                     FORM 10-Q

                    For the quarterly period ended June 30, 1998

                                 TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION                                             Page

Item 1. Financial Statements

        Consolidated Balance Sheets as of June 30, 1998 (unaudited) and
        December 31, 1997                                                     3

        Consolidated Statements of Earnings and Comprehensive Income for
        the three and six months ended June 30, 1998 and
        June 30, 1997 (unaudited)                                             4

        Consolidated Statements of Cash Flows for the six months
        ended June 30, 1998 and June 30, 1997 (unaudited)                     5

        Notes to Consolidated Financial Statements                            6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   8

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                            12

Item 4. Submission of Matters to a Vote of  Security Holders                 12

Item 5. Other Information                                                    13

Item 6. Exhibits and Reports on Form 8-K                                     13

INDEX TO EXHIBITS                                                            13

SIGNATURES                                                                   14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                                WHITTMAN-HART, INC.
                            CONSOLIDATED BALANCE SHEETS


                                                             JUNE 30,     DECEMBER 31,
                                                               1998          1997
                                                           ------------   ----------
                                                           (UNAUDITED)
       ASSETS
Current assets:
  Cash and cash equivalents                              $  79,989,020   $  9,050,811
  Short-term investments                                    59,886,584     58,708,379
  Trade accounts receivable, net of allowance for
  doubtful accounts of $654,690 and $497,746 in
  1998 and 1997, respectively                               48,839,221     34,077,154
  Prepaid expenses and other current assets                  4,259,846      3,185,175
  Notes and interest receivable                                174,197         48,602
  Deferred income taxes                                        785,449        801,315
                                                           ------------   -----------
     Total current assets                                  193,934,317    105,871,436
                                                           ------------   -----------

  Property and equipment, net                               22,223,147     15,081,063
  Notes receivable                                                   -        149,019
  Other assets                                               1,636,438        699,302
                                                           ------------   -----------
     Total assets                                       $  217,793,902 $  121,800,820
                                                           ------------   -----------
                                                           ------------   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $  1,656,660   $  2,039,125
   Accrued compensation and related costs                   20,553,991     15,684,561
   Income taxes payable                                      4,980,835      1,426,632
   Accrued expenses and other liabilities                      297,965      3,977,585
                                                           ------------   -----------
     Total current liabilities                              27,489,451     23,127,903
                                                           ------------   -----------
Deferred income taxes                                          322,195        190,562
Deferred rent                                                1,399,258      1,329,225
Deferred revenue                                                91,648
                                                           ------------   -----------
     Total liabilities                                      29,302,552     24,647,690
                                                           ------------   -----------
Stockholders' equity:
  Preferred stock, $.001 par value; 3,000,000
  shares authorized, none issued and outstanding                     -              -
  Common stock, $.001 par value; 75,000,000 authorized,
  50,361,162 and 45,207,254 shares issued and
  outstanding in 1998 and 1997, respectfully                    50,361         45,207
  Additional paid-in capital                               164,591,378     81,676,268
  Retained earnings                                         24,880,035     16,644,138
  Deferred compensation                                     (1,029,277)    (1,209,925)
  Accumulated other comprehensive income                        (1,147)        (2,558)
                                                           ------------   -----------
     Total stockholders' equity                            188,491,350     97,153,130
                                                           ------------   -----------
     Total liabilities and stockholders' equity         $  217,793,902 $  121,800,820
                                                           ------------   -----------
                                                           ------------   -----------

                 See accompanying notes to consolidated financial statements

                                 WHITTMAN-HART, INC.
             CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                                     (UNAUDITED)


                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                         JUNE 30,           JUNE 30,       JUNE 30,       JUNE 30,
                                           1998               1997           1998           1997
                                     -------------       -------------   -------------  ----------
Revenues                             $ 68,937,107       $ 41,131,927   $127,597,421    $76,076,569
Cost of services                       39,857,106         24,493,944     74,269,990     45,360,356
                                     -------------       -------------   -------------  ----------
   Gross profit                        29,080,001         16,637,983     53,327,431     30,716,213

Costs and expenses:
Selling                                 2,561,906          1,524,825      4,371,892      2,745,461
Recruiting                              2,617,925          1,423,659      4,543,561      2,420,459
General and administrative             17,689,058          9,545,149     32,910,799     17,883,457
Business combination costs                      -                  -        383,044              -
                                     -------------       -------------   -------------  ----------
      Total costs and expenses         22,868,889         12,493,633     42,209,296     23,049,377
                                     -------------       -------------   -------------  ----------

Operating income                        6,211,112          4,144,350     11,118,135      7,666,836

Other income (expense):
   Interest expense                             -             (9,000)        (6,206)       (13,250)
   Interest income                      1,401,533            855,353      2,281,945      1,750,697
   Other, net                               1,298            (51,294)         8,188       (201,914)
                                     -------------       -------------   -------------  ----------
      Total other income                1,402,831            795,059      2,283,927      1,535,533

Income before income taxes              7,613,943          4,939,409     13,402,062      9,202,369
Income taxes:
      Income tax                        3,034,374          2,003,183      5,501,543      3,716,674
      Initial deferred income tax               -                  -        296,048              -
                                     -------------       -------------   -------------  ----------
      Total income taxes                3,034,374          2,003,183      5,797,591      3,716,674
                                     -------------       -------------   -------------  ----------
Net income                            $ 4,579,569        $ 2,936,226   $  7,604,471    $ 5,485,695
Other comprehensive income:
Foreign currency translation
   adjustments                                622                   -          1,411            -
                                     -------------       -------------   -------------  ----------
Comprehensive income                  $ 4,580,191        $ 2,936,226   $  7,605,882    $ 5,485,695
                                     -------------       -------------   -------------  ----------
                                     -------------       -------------   -------------  ----------
Basic earnings per share              $      0.09        $      0.07   $       0.16    $      0.13
                                     -------------       -------------   -------------  ----------
                                     -------------       -------------   -------------  ----------
Diluted earnings per share            $      0.09        $      0.06   $       0.15    $      0.12
                                     -------------       -------------   -------------  ----------
                                     -------------       -------------   -------------  ----------

Weighted average number of
common shares outstanding              48,682,748         43,818,946     47,290,710     43,673,180
                                     -------------       -------------   -------------  ----------
                                     -------------       -------------   -------------  ----------

Weighted average number of common
and common equivalent shares
outstanding                            53,572,628          46,783,362     51,791,940     46,519,064
                                     -------------       -------------   -------------  -----------
                                     -------------       -------------   -------------  -----------

         See accompanying notes to consolidated financial statements.

                                WHITTMAN-HART, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)



                                                                     SIX MONTHS ENDED
                                                                  JUNE 30,       JUNE 30,
                                                                    1998           1997
                                                               ------------   -------------
Cash flows from operating activities:
    Net income                                                 $  7,604,471   $  4,532,882
    Adjustments to reconcile net income to net cash
    provided by (used in ) operating activities:
      Depreciation and amortization                               1,639,744        689,041
      Deferred income taxes                                         147,499       (223,505)
      Loss on sales of short-term investments                        (9,119)        (5,703)
      Changes in assets and liabilities, net of acquisition:
        Trade accounts receivable, net                          (13,492,554)    (7,305,395)
        Prepaid expenses and other current assets                (1,044,849)      (648,974)
        Notes receivable                                            (32,376)        (1,904)
        Income tax receivable
        Other assets                                               (839,440)      (933,638)
        Accounts payable                                           (394,591)      (516,559)
        Accrued compensation and related costs                    4,869,430      1,710,279
        Income taxes payable                                      2,987,703      1,938,874
        Accrued expenses and other liabilities                    1,569,185        364,286
        Deferred revenue                                             61,507              -
        Deferred rent                                                70,033         75,084
                                                               ------------   -------------
Net cash provided by  (used in) operating activities              3,136,643       (325,232)
                                                               ------------   -------------

Cash flows from investing activities:
   Purchases of investments                                     (66,687,436)   (49,704,989)
   Sales and maturities of investments                           65,550,074     31,645,742
   Cash acquired in business combination                             28,378       (605,264)
   Purchases of property and equipment                           (8,033,297)    (4,305,723)
                                                               ------------   -------------
Net cash  (used in) investing activities                         (9,142,281)   (22,970,234)
                                                               ------------   -------------

Cash flows from financing activities:
   Proceeds from exercise of stock options                        7,361,681        967,981
   Proceeds from issuance of common stock, net of issue costs    69,783,402        640,454
   Payment of long-term debt                                       (280,869)             -
   S corporation distributions - QCC                               (674,670)             -
   Proceeds from employee stock purchase plan                       754,303              -
                                                               ------------   -------------
Net cash provided by financing activities                        76,943,847      1,608,435
                                                               ------------   -------------

Net increase (decrease) in cash and cash equivalents             70,938,209    (21,687,031)
Cash and cash equivalents at beginning of period                  9,050,811     35,898,095
                                                               ------------   -------------
Cash and cash equivalents at end of period                    $  79,989,020  $  14,211,064
                                                               ------------   -------------
                                                               ------------   -------------
Supplemental disclosures of cash flow information:
   Interest paid                                                       $  -           $  -
   Income taxes paid                                                885,180      1,279,578

Supplemental disclosures of noncash financing activities:
   Tax benefit related to stock plans                             5,008,993      1,376,188
   Issuance of restricted stock awards                              900,000        900,000
   Issuance of  common stock for purchase of software                     -        247,874
   Issuance of common stock for business combinations (shares)      300,000              -

            See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

   The accompanying unaudited interim consolidated financial statements of Whittman-Hart, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein includes all adjustments which are, in the opinion of management, necessary for a fair presentation of results for these interim periods, and all such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

   These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission.

   The Company has adopted Statement of Financial Accounting Standards No.
130, "Reporting Comprehensive Income" as of January 1, 1998. Required changes are reported in the Consolidated Statements of Earnings and Comprehensive Income and Consolidated Balance Sheets.


2.   COMPUTATION OF EARNINGS PER SHARE

   Net income and earnings per share are computed in accordance with Financial Accounting Standards No. 128, "Earnings per share" ("Statement 128").

3.   BUSINESS COMBINATION

     During March 1998, the Company acquired all the outstanding capital stock of QCC, Inc. ("QCC") for 600,000 shares of its common stock. Headquartered in the Boston metropolitan area, QCC's approximately 75 professionals provide the following services: package software evaluation; business process reengineering; data warehousing; implementation of software packages developed by SSA-Registered Trademark-, Oracle-Registered Trademark-, and JDEdwards-Registered Trademark-; application development for AS/400 and client server applications; and Year 2000 compliance services. This business combination has been accounted for as a pooling-of-interests combination. The stockholders' equity and operations of QCC were not material in relation to those of the Company. As such, the Company has recorded the combination without restating prior periods' consolidated financial statements to reflect the pooling-of-interests combination. In connection with the acquisition of QCC, the Company recorded deferred income tax expense related to the establishment of deferred income tax assets and liabilities which arose due to the change in tax status from a S corporation to a C corporation.

4.   STOCKHOLDERS' EQUITY

     On May 8, 1998, the Company completed a follow-on public offering of its common stock in which an additional 3,400,000 shares were sold by the Company, resulting in net proceeds to the Company of $69.8 million.

     In July 1998 the Board of Directors approved a 2-for-1 split of its common shares. Shareholders will receive one additional common share for every share held on the record date of July 12, 1998. All of the per share data, as appropriate, reflect this split. The effect of the split is presented retroactively within stockholders' equity at June 30, 1998 and December 31, 1997 by transferring the par value for the additional shares issued from the additional paid in capital accounts to common stock accounts.

5.   SUBSEQUENT EVENT

   During July 1998, the Company acquired North Central Consulting, Inc. ("NCC"), a Minneapolis-based IT services firm. The Company issued 638,508 shares of its common stock in the transaction, which will be accounted as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of NCC. Headquartered in Minnetonka, Minnesota, with a satellite office in Milwaukee, NCC's approximately 120 professionals specialize in providing ERP software implementations, custom application development and internet-enabled solutions to middle-market manufacturing, distribution and financial services companies, as well as some divisions and departments of Fortune 500 companies. The combination of Whittman-Hart's recently opened Minneapolis branch with approximately 40 employees and NCC's four-year-old office accelerates Whittman-Hart's ability to provide a full-suite of IT services to its target customer base.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   Whittman-Hart, Inc. (the "Company") provides strategic information technology ("IT") business solutions designed to improve its clients' productivity and competitive position. The Company offers its clients a single source for a comprehensive range of services required to successfully design, develop and implement integrated solutions in the client/server, open systems, midrange and mainframe computing environments. The Company provides its service through five business units: Solution Strategies, Package Software Solutions, Custom Applications, Network Enable Solutions, and Interactive Solutions. Among the services offered are systems integration; strategic IT planning; business process reengineering; organizational change management; package software evaluation and implementation; custom application development; networking and connectivity; conventional and multimedia documentation and training; design and implementation of collaborative computing and electronic commerce solutions (such as Internet/intranet and electronic data interchange). The Company believes this breadth of services fosters long-term client relationships, affords cross-selling opportunities and minimizes the Company's dependence on any single technology.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected consolidated statements of earnings and comprehensive income data as a percentage of revenues:

                                          THREE MONTHS         SIX MONTHS
                                             ENDED                ENDED
                                            JUNE 30,             JUNE 30,
------------------------------------------------------------------------------
                                         1998      1997      1998      1997
                                         ----      ----      ----      ----
CONSOLIDATED STATEMENT OF EARNINGS
AND COMPREHENSIVE INCOME DATA:
Revenues                                 100%      100%      100%      100%
Cost of services                           58        60        58        60
                                         ----      ----      ----      ----
    Gross profit                           42        40        42        40

Costs and expenses:
   Selling                                  3         4         3         4
   Recruiting                               4         3         4         3
   General and administrative              26        23        26        23
   Business combination costs               -         -         -*        -
                                         ----      ----      ----      ----
     Total costs and expenses              33        30        33        30
                                         ----      ----      ----      ----
Operating income                            9        10         9        10
Other income                                2         2         2         2
                                         ----      ----      ----      ----
Income before income taxes                 11        12        11        12
Income taxes                                4         5         5         5
Initial deferred income taxes               -         -         -         -
                                         ----      ----      ----      ----
     Total income taxes                     4         5         5         5
                                         ----      ----      ----      ----
Net income                                  7%        7%        6%        7%
                                         ----      ----      ----      ----
                                         ----      ----      ----      ----

* - Represents less than 1%

   REVENUES. Revenues increased 68% to $ 68.9 million for the three months ended June 30, 1998 from $41.1million for the three months ended June 30, 1997. Revenues in the first six months of 1998 also increased 68% to $127.6 million from $76.1 million for the first six months of 1997. These increases were attributable to the addition of new clients and the growth of current client relationships at existing and new branch locations. Revenues from the Company's ten most significant clients grew in both the second quarter and first six months of 1998 by 50% and 48%, respectively, but as a percentage of total revenues declined to 15% for both the three and six months ended June 30, 1998 as compared to 20% for the same periods in the prior year.

   GROSS PROFIT. Gross profit consists of revenues less cost of services, which includes consultant salaries and benefits. Gross profit for the three months ended June 30, 1998 grew 75% to $29.1 million from $16.6 million for the three months ended June 30, 1997. Gross profit in the first six months of 1998 increased 74% to $53.3 million from $30.7 in the first six months of 1997. Gross profit as a percentage of revenues was 42% for the three and six months ended June 30, 1998 as compared to 40% for the three and six months ended June 30, 1997. This increase was attributable to a change in the sales mix toward higher-end service offerings and the Company's established branches reaching critical mass, partially offset by lower margins in recently opened branches.

   SELLING. Selling expenses include the salaries, benefits, commissions, travel, entertainment and all other direct costs associated with the Company's direct sales force. Selling expenses for the three months ended June 30, 1998 increased approximately 68% to $2.6 million from $1.5 million for the three months ended June 30, 1997. Selling expenses in the first six months of 1998 increased 59% to $4.4 million from $2.7 million in the first six months of 1997. These increases were attributable to higher commissions and other costs associated with the increase in revenues. As a percentage of revenues, however, selling expenses for the three months ended June 30,1998 and for the six months ended June 30, 1998 decreased to 3% as compared to 4% for the same period in the prior year. The decrease in selling expenses as a percentage of revenues was attributable to the Company's ability to leverage its fixed selling costs over a greater revenue base.

   RECRUITING. Recruiting expenses consist of costs related to hiring new personnel. These costs include the salaries, benefits, bonuses and other direct costs of in-house recruiters, outside recruiting agency fees, sign-on bonuses, relocation fees and advertising costs. Recruiting expenses for the three months ended June 30, 1998 increased 84% to $2.6 million from $1.4 million for the three months ended June 30, 1997. Recruiting expenses for the first six months of 1998 increased 88% to $4.5 million from $2.4 million for the first six months of 1997. The number of employees increased 62% to 2,309 at June 30, 1998 from 1,422 at June 30, 1997. Total recruiting costs per hire increased to approximately $5,700 for the six months ended June 30, 1998 from $4,900 for the six months ended June 30, 1997. As a percentage of revenues, recruiting expenses increased to 4% for the three and six months ended June 30, 1998 as compared to 3% for the comparable periods in 1997. This increase is attributable to expanding the Company's recruiting infrastructure to support anticipated hiring needs. As of June 30, 1998, approximately 79% of the total employees were consultants.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, travel, outside professional fees and all other branch and corporate costs. General and administrative expenses for the three months ended June 30, 1998 increased 85% to $17.7 million from $9.5 million for the three months
ended June 30, 1997.   General and administrative expenses for the first six
months of 1998 increased 84% to $32.9 million from $17.9 million for the first six months of 1997. As a percentage of revenues, general and administrative expenses increased to 26% for the three months and six months ended June 30, 1998 from 23% for the three and six months ended June 30, 1997. This increase was attributable to new and newly acquired offices, integration costs associated with the Company's acquisitions, corporate initiatives associated with the Company's Focus 2002 strategic plan, costs related to new branch locations and the addition of management to support the Company's growth strategies.

   BUSINESS COMBINATION COSTS. Business combination costs were $0.4 million, or less than 1% of revenues, for the six months ended June 30, 1998. These costs related to the Company's acquisition of QCC Incorporated ("QCC") in March 1998, which was accounted for as a pooling-of-interests. The business combination costs included legal, accounting and other transaction-relations fees and expenses. There were no material acquisition-related costs in the six months ended June 30,1997.

   INCOME TAXES. The Company's effective tax rate was 40% and 43% for second quarter and first six months of 1998, respectively, as compared to 41% and 40% for the same periods in 1997. The increased tax rate for the first six months of 1998 was the result of the Company incurring non-deductible business combination costs and, in addition, recording deferred income tax expense of $0.3 million to establish deferred tax assets and liabilities arising at the time of the combination with QCC.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had approximately $139.9 million of cash, cash equivalents and short-term investments, compared to $67.8 million at December 31, 1997. The Company's primary source of liquidity has been cash from operations and cash provided through equity offerings. The Company has a loan agreement for up to $5.0 million of unsecured credit with interest payable, at the Company's option, at LIBOR plus 1.5% or the lender's prime rate. There were no borrowings under this loan agreement as of July 31, 1998. The Company's loan agreement expires on April 30, 1999.

   On May 8, 1996, the Company completed an initial public offering of its common stock, which resulted in net proceeds to the Company of $37.8 million. A portion of the proceeds from the offering were used to retire the Company's term facilities. On August 27, 1996, the Company completed a follow-on public offering of its common stock, resulting in net proceeds to the Company of approximately $27.8 million. On May 8, 1998, the Company completed another follow-on public offering of its common stock, resulting in net proceeds to the Company of $69.8 million.

   Operating activities provided net cash flows of $3.1 million for the six months ended June 30, 1998. The increase was due primarily to net income, increases in accrued compensation, income taxes payable and other accrued liabilities, which were partially offset by increases in accounts receivable and other current assets.

   The Company plans to use the funds generated from its third public offering primarily for the development and expansion of its existing operations, including: (i) expansion of the Company's Chicago West Loop complex from approximately 40,000 square feet to over 300,000 square feet during the next two years to accommodate the further development of the Whittman-Hart Institute of Strategic Education ("WHISE"), the relocation of the Company's headquarters and the growth of the Company's Chicago branch office; and (ii) general corporate purposes, including working capital, branch expansion and possible acquisitions of related businesses.

   The Company anticipates the net proceeds of its three public offerings, together with existing sources of liquidity and funds generated from operations, will provide adequate cash to fund its anticipated cash needs at least through the next twelve months.

YEAR 2000

     The Company believes that the effect of the Year 2000 on its internal information systems will have an immaterial impact on the Company. The Company believes that a majority of middle-market companies have yet to achieve Year 2000 compliance. To resolve the Year 2000 issue, many companies are electing to install new package software applications, rather than modify existing systems, thus creating significant demand for package software-related services such as those provided by the Company. Consequently, the Company believes that companies' need to address their Year 2000 compliance is creating significant demand for IT products and services such as those provided by the Company.
There can be no assurance that the passage of the Year 2000 will not have a material adverse effect on the demand for the Company's services. In addition, while the Company is not aware of any existing or potential claims, the occurrence of Year 2000 could have a material adverse effect on the Company's business, financial condition and results of operations, whether or not the Company bears any responsibility, legal or otherwise, for the occurrence of those problems.


ACQUISITIONS

   During March 1998, the Company acquired all the outstanding capital stock of QCC, Inc. ("QCC") for 600,000 shares (includes the effect of stock split) of its common stock. Headquartered in the Boston metropolitan area, QCC's approximately 75 professionals provide the following services: package software evaluation; business process reengineering; data warehousing; implementation of software packages developed by SSA-Registered Trademark-, Oracle-Registered Trademark-and JDEdwards-Registered Trademark-; application development for AS/400 and client server applications; and Year 2000 compliance services. This business combination has been accounted for as a pooling-of-interests combination. The stockholders' equity and operations of QCC were not material in relation to those of the Company. As such, the Company has recorded the combination without restating prior periods' consolidated financial statements to reflect the pooling-of-interests combination.


   During July 1998, the Company acquired North Central Consulting, Inc. ("NCC"), a Minneapolis-based IT services firm. The Company issued 638,508 shares (includes the effect of stock split) of its common stock in the transaction, which will be accounted as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of NCC. Headquartered in Minnetonka, Minnesota, with a satellite office in Milwaukee, NCC's approximately 120 professionals specialize in providing ERP software implementations, custom application development and internet-enabled solutions to middle-market manufacturing, distribution and financial services companies, as well as some divisions and departments of Fortune 500 companies. The combination of Whittman-Hart's recently opened Minneapolis branch with approximately 40 employees and NCC's four-year-old office accelerates Whittman-Hart's ability to provide a full-suite of IT services to its target customer base.


RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

   In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of
an Enterprise and Related Information."   SFAS No. 131 supersedes SFAS No.
14, "Financial Reporting for Segments of a Business Enterprise" and establishes new standards for reporting information about operating segments in interim and annual financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company does not believe that SFAS No. 131 will have a significant impact on its financial statements.

SAFE HARBOR PROVISION

     This Form 10-Q contains certain forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended) that involve substantial risks and uncertainties. When used in this Form 10-Q, the words "plans", "intends", "anticipates," and "expects" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements. Risks and uncertainties and other factors that could cause or contribute to such differences include, but are not limited to, difficulties in attracting and retaining highly skilled employees, the Company's ability to manage rapid growth and expansion into new geographic areas and service lines, the Company's ability to manage the risks associated with client projects, risks related to recently completed and potential future acquisitions; the Company's ability to develop IT solutions that keep pace with continuing changes in technology, evolving industry standards and changing client preferences; and risks related to Year 2000 failures in client's information systems. These and other risks are more fully described in the "Risk Factors" section of the Company's registration statement (No. 333-50029) on Form S-3 filed by the Company with the Securities and Exchange Commission on April 14, 1998, as amended.


PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 30, 1998, the Company acquired all of the outstanding capital stock of QCC, Inc. ("QCC") from the shareholders of QCC, in exchange for 600,000 shares of the Company's Common Stock. The shares of Common Stock were issued in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933 and Regulation D thereunder. There were no underwriters or other distributors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Annual Meeting of Stockholders was held on May 21, 1998.

(b) The Stockholders voted to elect two directors of the first class to the Company's Board of Directors.


     DIRECTORS              FOR         AGAINST        ABSTAIN        NON-VOTES
     ----------------     ----------    -------        -------        ---------
     Paul D. Carbery      19,083,957      --            29,692          --
     Edward V. Szofer     19,084,557      --            29,092          --

(c) The Stockholders voted a proposal to amend the Company's Amended and Restated Certificate of Incorporation to increase the number of Common Stock authorized for issuance from 37,000,000 to 75,000,000 shares of Common Stock.


                FOR                  AGAINST       ABSTAIN   NON-VOTES
             ----------             --------       -------   ---------
             18,569,656              540,123        3,870        --

 (d) The Stockholders voted a proposal to amend the Company's 1995 Incentive Stock Plan to increase the number of shares authorized for issuance thereunder to 12,000,000 shares of Common Stock.


               FOR                  AGAINST       ABSTAIN   NON-VOTES
             ----------            --------       -------   ---------
             13,729,921            4,160,532       5,327     1,217,869

ITEM 5.  OTHER INFORMATION

On July 1, 1998, the Registrant issued a press release attached as Exhibit 99. The information contained in this press release is herein incorporated by reference.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

       (27)   Financial Data Schedule
       (99)   Whittman-Hart Announces 2-for-1 Stock Spilt

(b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Whittman-Hart, Inc.

Date:          August 14, 1998          By:  /s/ Robert F. Bernard
          -------------------------    -----------------------------
                                          Robert F. Bernard
                                          Chairman of the Board and
                                          Chief Executive Officer

Date:          August 14, 1998          By:  /s/ Kevin M. Gaskey
          -------------------------     ------------------------------
                                        Kevin M. Gaskey
                                        Chief Financial Officer and Treasurer