Form 10-Q
period 1998-09-30
WHITTMAN HART INC
filed 1998-11-16
CIK 1009403

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

                                        OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

      Commission file number: 0-28166




                               WHITTMAN-HART, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                       36-3797833
           --------                                       ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


        311 South Wacker Drive, Suite 3500, Chicago, Illinois 60606-6618
        ----------------------------------------------------------------
          (Address of principal executive offices, including Zip Code)


                                 (312) 922-9200
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of November 1, 1998, there were 51,325,520 shares of common stock of the registrant outstanding.

                               WHITTMAN-HART, INC.

                                    FORM 10-Q


                For the quarterly period ended September 30, 1998



                                TABLE OF CONTENTS



                                                                                             Page
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1998                                  3
         and December 31, 1997 (unaudited)

         Consolidated Statements of Earnings and Comprehensive Income
         for the three and nine months ended September 30, 1998
         and September 28, 1997 (unaudited)                                                    4

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1998 and September 28, 1997 (unaudited)                                 5

         Notes to Consolidated Financial Statements                                            6


Item 2.  Management's Discussion and Analysis of  Financial Condition
         and Results of operations                                                             8



PART II: OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                                            14

Item 6.  Exhibits and Reports on Form 8-K                                                     14


INDEX TO EXHIBITS                                                                             14


SIGNATURES                                                                                    15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               WHITTMAN-HART, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         SEPTEMBER 30,     DECEMEBER 31,
                                                                            1998              1997
                                                                        --------------    --------------
                              ASSETS
Current assets:

Cash and cash equivalents                                               $  48,714,367     $   8,986,948
Short-term investments                                                     89,938,435        58,708,379
Trade accounts receivable, net of allowance for
     doubtful accounts of $907,946 and $497,746 in 1998
     and 1997, respectively                                                59,626,656        35,642,487
Prepaid expenses and other current assets                                   4,475,025         3,185,175
Notes and interest receivable                                                 171,188            48,602
Deferred income taxes                                                       1,038,652           801,315
                                                                        --------------    --------------
           Total current assets                                           203,964,323       107,372,906
                                                                        --------------    --------------

Property and equipment, net                                                24,264,628        15,359,011
Other assets                                                                2,085,371         1,048,286
                                                                        --------------    --------------
           Total assets                                                 $ 230,314,322     $ 123,780,203
                                                                        --------------    --------------
                                                                        --------------    --------------

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                        4,084,348         2,096,974
    Accrued compensation and related costs                                 18,523,486        15,764,561
    Income taxes payable                                                    2,667,519         1,426,632
    Accrued expenses and other liabilities                                  5,723,431         4,055,667
    Current maturities of long-term debt                                            -           924,146
                                                                        --------------    --------------
          Total current liabilities                                        30,998,784        24,267,980
                                                                        --------------    --------------

Deferred income taxes                                                         849,154           190,562
Deferred rent                                                               1,435,526         1,329,225
Deferred revenue                                                               67,334                 -
Other liabilities                                                              85,156                 -
Long-term debt less current maturities                                              -           237,313
                                                                        --------------    --------------
          Total liabilities                                                33,435,954        26,025,080
                                                                        --------------    --------------

Stockholders' equity:
     Preferred stock, $.001 par value; 3,000,000 shares
       authorized, none issued and outstanding
     Common stock, $.001 par value; 75,000,000 authorized                           -                 -
       51,237,293 and 45,845,762 shares issued and
       outstanding in 1998 and 1997, respectively                              51,237            45,846
     Additional paid-in capital                                           168,627,415        82,706,429
     Retained earnings                                                     29,138,994        16,215,331
     Deferred compensation                                                   (938,952)       (1,209,925)
     Accumulated other comprehensive income                                      (326)           (2,558)
                                                                        --------------    --------------
          Total stockholders' equity                                      196,878,368        97,755,123
                                                                        --------------    --------------
          Total liabilities and stockholders' equity                    $ 230,314,322     $ 123,780,203
                                                                        --------------    --------------
                                                                        --------------    --------------

          See accompanying notes to consolidated financial statements.

                               WHITTMAN-HART, INC.
          CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                          ---------------------------------    ---------------------------------
                                           SEPTEMBER 30,     SEPTEMBER 28,      SEPTEMBER 30,     SEPTEMBER 28,
                                               1998              1997               1998              1997
                                          ---------------   ---------------    ---------------   ---------------
Revenues                                  $   82,105,411    $   47,944,828     $  215,513,667    $  126,963,245
Cost of services                              46,588,031        28,146,936        124,746,455        75,446,990
                                          ---------------   ---------------    ---------------   ---------------
     Gross profit                             35,517,380        19,797,892         90,767,212        51,516,255

Costs and expenses:
Selling                                        3,506,785         1,825,701          8,294,655         4,877,334
Recruiting                                     3,156,807         1,895,920          7,955,302         4,514,775
General and administrative                    20,887,905        11,739,441         55,422,740        30,199,139
Business combination costs                       391,565                 -            774,609                 -
                                          ---------------   ---------------    ---------------   ---------------
     Total costs and expenses                 27,943,062        15,461,062         72,447,306        39,591,248
                                          ---------------   ---------------    ---------------   ---------------

Operating income                               7,574,318         4,336,830         18,319,906        11,925,007

Other income (expense):
     Interest expense                             (5,481)          (20,589)           (65,911)          (35,492)
     Interest income                           1,649,660           915,589          3,985,829         2,681,189
     Other, net                                     (911)           13,000              7,277          (202,697)
                                          ---------------   ---------------    ---------------   ---------------
          Total other income                   1,643,268           908,000          3,927,195         2,443,000
                                          ---------------   ---------------    ---------------   ---------------

Income before income taxes                     9,217,586         5,244,830         22,247,101        14,368,007
Income taxes:
     Income tax                                3,742,214         2,093,000          9,243,757         5,810,000
     Initial deferred income tax                 380,286                 -            676,334                 -
                                          ---------------   ---------------    ---------------   ---------------
     Total income taxes                        4,122,500         2,093,000          9,920,091         5,810,000
                                          ---------------   ---------------    ---------------   ---------------

Net income                                $    5,095,086    $    3,151,830     $   12,327,010    $    8,558,007
Other comprehensive income-
   Foreign currency translation
     adjustments                                     821                 -              2,232                 -
                                          ---------------   ---------------    ---------------   ---------------
Comprehensive income                      $    5,095,907    $    3,151,830     $   12,329,242    $    8,558,007
                                          ---------------   ---------------    ---------------   ---------------
                                          ---------------   ---------------    ---------------   ---------------

Basic earnings per share                  $         0.10    $         0.07     $         0.25    $         0.19
                                          ---------------   ---------------    ---------------   ---------------
                                          ---------------   ---------------    ---------------   ---------------
Diluted earnings per share                $         0.09    $         0.06     $         0.23    $         0.18
                                          ---------------   ---------------    ---------------   ---------------
                                          ---------------   ---------------    ---------------   ---------------

Weighted average number of
     common shares outstanding                51,035,132        45,224,756         48,969,891        44,942,618
                                          ---------------   ---------------    ---------------   ---------------
                                          ---------------   ---------------    ---------------   ---------------

Weighted average number of
     common and common equivalent
     shares outstanding                       55,827,510        48,761,388         53,652,048        48,458,558
                                          ---------------   ---------------    ---------------   ---------------
                                          ---------------   ---------------    ---------------   ---------------

          See accompanying notes to consolidated financial statements.

                               WHITTMAN-HART, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                 ------------------------------------
                                                                                  SEPTEMBER 30,        SEPTEMBER 28,
                                                                                       1998                 1997
                                                                                 ----------------     ---------------
Cash flows from operating activities:
     Net income                                                                  $    12,327,010      $    8,558,007
     Adjustments to reconcile income to net income to cash
       provided by operating activities:
          Depreciation and amortization                                                2,648,118           1,287,183
          Deferred income taxes                                                          421,255            (383,212)
          Loss on sales of short term investments                                         (9,119)             (4,529)
          Changes in assets and liabilities, net of acquisitions:
             Trade accounts receivable, net                                          (22,761,508)        (13,756,679)
             Prepaid expenses and other current assets                                (1,260,028)         (1,418,412)
             Other assets                                                             (1,246,047)             26,855
             Accounts payable                                                          1,975,247           1,800,977
             Accrued compensation and related costs                                    3,043,147           1,059,712
             Income taxes payable                                                      6,706,702           3,100,332
             Accrued expenses and other liabilities                                    1,949,478           2,095,370
             Other, net                                                                  290,134             213,196
                                                                                 ----------------     ---------------
Net cash provided by operating activities                                              4,084,389           2,578,800
                                                                                 ----------------     ---------------

Cash flows from investing activities:
     Purchases of investments                                                       (125,413,080)        (75,659,324)
     Sales and maturities of investments                                              94,223,867          49,188,986
     Purchases of propety and equipment                                              (10,714,129)         (8,768,698)
     Proceeds from dispostions of property and equipment                                       -              19,960
     Payment for acquisitions                                                                  -            (605,264)
                                                                                 ----------------     ---------------
Net cash used in investing activities                                                (41,903,342)        (35,824,340)
                                                                                 ----------------     ---------------

Cash flows from financing activities:
     Proceeds from issuance of debt                                                      105,634           1,043,384
     Proceeds from exercise of stock options                                           9,222,314           2,235,937
     Proceeds from issuance of common stock, net                                      69,686,452                   -
     Payment of long-term debt                                                        (1,547,962)           (223,567)
     S corporation distributions - QCC                                                  (674,670)                  -
     Proceeds from employee stock purchase plan                                          754,303             640,455
                                                                                 ----------------     ---------------
Net cash provided by financing activities                                             77,546,071           3,696,209
                                                                                 ----------------     ---------------

Net increase (decrease) in cash and cash equivalents                                  39,727,118         (29,549,331)
Cash and cash equivalents at beginning of period                                       8,986,949          36,497,003
                                                                                 ----------------     ---------------
Cash and cash equivalents at end of period                                       $    48,714,067      $    6,947,672
                                                                                 ----------------     ---------------
                                                                                 ----------------     ---------------

Supplemental disclosures of cash flow information:
     Interest paid                                                               $        65,911      $            -
     Income taxes paid                                                                 1,058,759           2,107,064

Supplemental disclosure of noncash financing activities
     Tax benefit related to stock plans                                                6,357,220           1,711,884
     Issuance of restricted stock awards                                                       -             900,000
     Issuance of common stock for business combinations (shares)                         300,000                   -
     Issuance of common stock for purchase of software                                         -             247,874

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The accompanying unaudited interim consolidated financial statements of Whittman-Hart, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein includes all adjustments which are, in the opinion of management, necessary for a fair presentation of results for these interim periods, and all such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

      As described in Note 3, the Company acquired North Central Consulting ("NCC") in July 1998. The merger was accounted for under the pooling-of-interests method of accounting and, accordingly, the historical financial statements of the Company have been restated to include the financial position and results of operations of NCC for all periods presented.

      These financial statements should be read in conjunction with the Company's historical audited consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission.

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

3.    BUSINESS COMBINATIONS

      During March 1998, the Company acquired all the outstanding capital stock of QCC, Inc. ("QCC") for 600,000 shares of its common stock. Headquartered in the Boston metropolitan area, QCC's approximately 75 professionals provide the following services: package software evaluation; business process reengineering; data warehousing; implementation of software packages developed by SSA-Registered Trademark-, Oracle-Registered Trademark-, and JDEdwards-Registered Trademark-; application development for AS/400 and client server applications; and Year 2000 compliance services. This business combination has been accounted for as a pooling-of-interests combination. The stockholders' equity and operations of QCC were not material in relation to those of the Company. As such, the Company has recorded the combination without restating prior periods' consolidated financial statements to reflect the pooling-of-interests combination. In connection with the acquisition of QCC, the Company recorded deferred income tax expense related to the establishment of deferred income tax assets and liabilities which arose due to the change in tax status from an S corporation to a C corporation.

      During July 1998, the Company acquired NCC, a Minneapolis-based IT services firm. The Company issued 638,508 shares of its common stock in the transaction, which was accounted for as a pooling-of-interests combination. Headquartered in Minnetonka, Minnesota, with a satellite office in Milwaukee, NCC's approximately 120 professionals specialize in providing ERP software implementations, custom application development and internet-enabled solutions to middle-market manufacturing, distribution and financial services companies, as well as some divisions and departments of Fortune 500 companies. The combination of Whittman-Hart's recently opened Minneapolis branch with approximately 40 employees and NCC's four-year-old office accelerates Whittman-Hart's ability to provide a full-suite of IT services to its target customer base.

4.       STOCKHOLDERS' EQUITY

         On May 8, 1998, the Company completed an offering of its common stock in which an additional 3,400,000 shares were sold by the Company, resulting in net proceeds to the Company of $69.7 million.

         In July 1998, the Board of Directors approved a 2-for-1 split of the Company's common shares. Shareholders received one additional common share for every share held on the record date of July 12, 1998. All of the per share data, as appropriate, reflect this split. The effect of the split is presented retroactively within stockholders' equity December 31, 1997 by transferring the par value for the additional shares issued from the additional paid-in-capital accounts to common stock account.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Whittman-Hart, Inc. (the "Company") provides strategic information technology ("IT") business solutions designed to improve its clients' productivity and competitive position. The Company offers its clients a single source for a comprehensive range of services required to successfully design, develop and implement integrated solutions in the client/server, open systems, midrange and mainframe computing environments. The Company provides its service through five business units: Solution Strategies, Package Software Solutions, Custom Applications, Network Enable Solutions, and Interactive Solutions. Among the services offered are systems integration; strategic IT planning; business process reengineering; organizational change management; package software evaluation and implementation; custom application development; networking and connectivity; conventional and multimedia documentation and training: and design and implementation of collaborative computing and electronic commerce solutions (such as Internet/intranet and electronic data interchange). The Company believes this breadth of services fosters long-term client relationships, affords cross-selling opportunities and minimizes the Company's dependence on any single technology.


                              RESULTS OF OPERATIONS
          ------------------------------------------------------------
      The following table sets forth, for the periods indicated, selected consolidated statements of earnings and comprehensive income data as a percentage of revenues:

                                                          THREE  MONTHS ENDED            NINE MONTHS ENDED
                                                      ----------------------------    ----------------------------
                                                        Sept. 30,       Sept. 28,       Sept. 30,        Sept 28,
                                                         1998            1997            1998             1997
                                                      ------------    ------------    ------------    ------------
CONSOLIDATED STATEMENT OF EARNINGS AND
     COMPREHENSIVE INCOME DATA:
Revenues                                                     100%            100%            100%            100%
Cost of services                                               57              59              58              59
                                                      ------------    ------------    ------------    ------------
Gross profit:                                                  43              41              42              41
Costs and expenses:
Selling                                                         4               4               4               4
Recruiting                                                      4               4               4               4
General and administrative                                     25              24              25              24
Business combination costs                                      *                               *
                                                      ------------    ------------    ------------    ------------
     Total costs and expenses                                  33              32              33              32
                                                      ------------    ------------    ------------    ------------
Operating income                                               10               9               9               9
Other income                                                    2               2               2               2
                                                      ------------    ------------    ------------    ------------
Income before income taxes:                                    12              11              11              11
Income taxes                                                    5               4               5               4
Initial deferred income taxes                                   *               -               *               -
                                                      ------------    ------------    ------------    ------------
     Total income taxes                                         5               4               5               4
                                                      ------------    ------------    ------------    ------------
Net income                                                     7%              7%              6%              7%
                                                      ------------    ------------    ------------    ------------
                                                      ------------    ------------    ------------    ------------

                       *- Less than 1% of total revenues.

      REVENUES. Revenues increased 71% to $ 82.1 million for the three months ended September 30, 1998 from $47.9 million for the three months ended September 28, 1997. Revenues in the first nine months of 1998 increased 70% to $215.5 million from $127.0 million for the nine months of 1997. These increases were attributable to the addition of new clients and the growth of current client relationships at existing and new branch locations. Revenues from the Company's ten most significant clients grew in both the third quarter and first nine months of 1998 by 31 % and 27 %, respectively, but as a percentage of total revenues declined to 14 % for both the three and nine months ended September 30, 1998 as compared to 18% for the same periods in the prior year.

      GROSS PROFIT. Gross profit consists of revenues less cost of services, which includes consultant salaries and benefits. Gross profit for the three months ended September 30, 1998 grew 79% to $35.5 million from $19.8 million for the three months ended September 28, 1997. Gross profit in the first nine months of 1998 increased 76% to $90.8 million from $51.5 in the first nine months of 1997. Gross profit as a percentage of revenues was 43% and 42%, respectively, for both the three and nine months ended September 30, 1998 as compared to 41% for the three and nine months ended September 28, 1997. These increases were attributable to a change in the sales mix toward higher-end service offerings and the Company's established branches reaching critical mass, partially offset by lower margins in recently opened branches.

      SELLING. Selling expenses include the salaries, benefits, commissions, travel, entertainment and all other direct costs associated with the Company's direct sales force. Selling expenses for the three months ended September 30, 1998 increased approximately 92% to $3.5 million from $1.8 million for the three months ended September 30, 1997. Selling expenses in the first nine months of 1998 increased 70% to $8.3 million from $4.9 million in the first nine months of 1997. These increases were attributable to higher commissions, an increased fixed cost structure related to newly acquired offices and business development initiatives, and other costs associated with the increase in revenues. As a percentage of revenues, however, selling expenses for both the three months ended September 30,1998 and for the nine months ended September 30, 1998 were 4%, consistent with the same period in the prior year.

      RECRUITING. Recruiting expenses consist of costs related to hiring new personnel. These costs include the salaries, benefits, bonuses and other direct costs of in-house recruiters, outside recruiting agency fees, sign-on bonuses, relocation fees and advertising costs. Recruiting expenses for the three months ended September 30, 1998 increased 67% to $3.2 million from $1.9 million for the three months ended September 28, 1997. Recruiting expenses for the first nine months of 1998 increased 76% to $8.0 million from $4.5 million for the first nine months of 1997. The number of employees increased 60% to 2,750 at September 30, 1998 from 1,719 at September 28, 1997. Total recruiting costs per hire increased to approximately $5,800 for the nine months ended September 30, 1998 from $5,300 for the nine months ended September 28, 1997. As a percentage of revenues, recruiting expenses remained at 4% for both the three and nine months ended September 30, 1998 as compared to the same periods in 1997. As of September 30, 1998, approximately 78% of the Company's total employees were consultants.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, travel, outside professional fees and all other branch and corporate costs. General and administrative expenses for the three months ended September 30, 1998 increased 78% to $20.9 million from $11.7 million for the three months ended September 28, 1997.

        General and administrative expenses for the first nine months of 1998 increased 84% to $55.4 million from $30.2 million for the first nine months of 1997. As a percentage of revenues, general and administrative expenses increased to 25% for the three months and nine months ended September 30, 1998, respectively, from 24% for both the three and nine months ended September 28, 1997. These increases were attributable to new and newly acquired offices, integration costs associated with the Company's acquisitions, corporate initiatives associated with the Company's Focus 2002 strategic plan, costs related to new branch locations and the addition of management to support the Company's growth strategies.

      BUSINESS COMBINATION COSTS. Business combination costs were $0.4 million and $0.8 million, or less than 1% of revenues, for the three and nine months ended September 30, 1998, respectively. These costs related to the Company's acquisitions of QCC Incorporated ("QCC") in March 1998 and North Central Consulting ("NCC") in July 1998 which were accounted for as pooling-of-interests. The business combination costs included legal, accounting and other transaction-related fees and expenses. There were no material acquisition-related costs in the nine months ended September 30,1997.

      INCOME TAXES. The Company's effective tax rate was 45% for both the third quarter and first nine months of 1998, respectively, as compared to 40% for the same periods in 1997. The increased tax rate for the first three and nine months of 1998 was the result of the Company incurring non-deductible business combination costs and, in addition, recording deferred income tax expense. In the first and third quarters of 1998 the Company recorded $0.3 million and $0.4 million, respectively, to establish deferred tax assets and liabilities arising at the times of the combinations with both QCC and NCC.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company had approximately $138.7 million of cash, cash equivalents and short-term investments, compared to $67.7 million at December 31, 1997. The Company's primary source of liquidity has been cash provided through equity offerings and cash from operations. The Company has a loan agreement for up to $5.0 million of unsecured credit with interest payable, at the Company's option, at LIBOR plus 1.5% or the lender's prime rate. There were no borrowings under this loan agreement as of September 30, 1998. The Company's loan agreement expires on April 30, 1999.

      On May 8, 1996, the Company completed an initial public offering of its common stock, which resulted in net proceeds to the Company of $37.8 million. A portion of the proceeds from the offering were used to retire the Company's term loan facilities. On August 27, 1996, the Company completed an offering of its common stock, resulting in net proceeds to the Company of approximately $27.8 million. On May 8, 1998, the Company completed another public offering of its common stock, resulting in net proceeds to the Company of $69.7 million.

      Operating activities provided net cash flows of $4.1 million for the nine months ended September 30, 1998. The increase was due primarily to net income, increases in accrued compensation, income taxes payable and other accrued liabilities, which were partly offset by increases in accounts receivable and other current assets.

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

      The Company anticipates the net proceeds of its three public offerings, together with existing sources of liquidity and funds generated from operations, will provide adequate cash to fund its anticipated cash needs at least through the next 12 months.

YEAR 2000

The Company has identified three issues related to Year 2000 compliance; first is the affect on internal information systems, second are issues related to vendors performing services for the Company, and finally are the issues related to consulting activities performed by the Company.

The Company is in the process of replacing its existing internal information systems. This initiative is expected to be completed in the third quarter of 1999. A contingency plan exists to make existing systems Year 2000 compliant by the end of the third quarter 1999 in the unlikely event the new systems' implementation cannot be completed. The cost of this implementation is not expected to have a material adverse impact on the Company's results of operations or financial condition.

The Company has relationships with several vendors who provide administration of compensation and related employee benefits and other vendors who perform banking and treasury services. The Company is in the process of evaluating the state of readiness of these vendors and expects to complete its assessment in the first quarter of 1999. Contingency plans are in place to administer employee compensation and benefits in the event of non-compliance by any of these vendors. The cost to the Company in the event of non-compliance with Year 2000 issues by any of these third parties is not expected to have material impact on the Company's result of operations or its financial condition.

The Company believes that a majority of middle-market companies have yet to achieve Year 2000 compliance. To resolve the Year 2000 issue, many companies are electing to install new package software applications, rather than modify existing systems, thus creating significant demand for package software-related services such as those provided by the Company. Consequently, the Company believes that companies' need to address their Year 2000 compliance is creating significant demand for IT products and services such as those provided by the Company. There can be no assurance that the passage of the Year 2000 will not have a material adverse effect on the demand for the Company's services The Company provides solutions for the IT systems that are critical to companies' operations. Business interruptions, loss or corruption of data or other major problems resulting form the failure of a client's IT system to process year 2000 data correctly could have a significant adverse consequences to that client. The Company cannot currently predict whether or to what extent there will be any legal claims brought against the Company or whether there will be any other material adverse effect on the Company's business, financial condition or the results of operations, as a result of any such adverse consequences to its clients.

ACQUISITIONS

      During March 1998, the Company acquired all the outstanding capital stock of QCC, Inc. ("QCC") for 600,000 shares (includes the effect of stock split) of its common stock. Headquartered in the Boston metropolitan area, QCC's approximately 75 professionals provide the following services: package software evaluation; business process reengineering; data warehousing; implementation of software packages developed by SSA(R), Oracle(R) and JDEdwards(R); application development for AS/400 and client server applications; and Year 2000 compliance services. This business combination has been accounted for as a pooling-of-interests combination. The stockholders' equity and operations of QCC were not material in relation to those of the Company. As such, the Company has recorded the combination without restating prior periods' consolidated financial statements to reflect the pooling-of-interests combination.

      During July 1998, the Company acquired North Central Consulting, Inc. ("NCC"), a Minneapolis-based IT services firm. The Company issued 638,508 shares (includes the effect of stock split) of its common stock in the transaction, which will be accounted as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements have been restated to include the financial position and results of operation of NCC for all periods presented. Headquartered in Minnetonka, Minnesota, with a satellite office in Milwaukee, NCC's approximately 120 professionals specialize in providing ERP software implementations, custom application development and internet-enabled solutions to middle-market manufacturing, distribution and financial services companies, as well as some divisions and departments of Fortune 500 companies. The combination of Whittman-Hart's recently opened Minneapolis branch with approximately 40 employees and NCC's four-year-old office accelerates Whittman-Hart's ability to provide a full-suite of IT services to its target customer base.


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


      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for financial statements for fiscal years beginning after June 15,1999, but may be adopted in earlier periods. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company does not believe that SFAS No. 133 will have a significant impact on its financial statements.

SAFE HARBOR PROVISION

         This Form 10-Q contains certain forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended) that involve substantial risks and uncertainties. When used in this Form 10-Q, the words "plans", "intends", "anticipates", and "expects" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements. Risks and uncertainties and other factors that could cause or contribute to such differences include, but are not limited to, difficulties in attracting and retaining highly skilled employees, the Company's ability to manage rapid growth and expansion into new geographic areas and service lines, the Company's ability to manage the risks associated with client projects, risks related to recently completed and potential future acquisitions; the Company's ability to develop IT solutions that keep pace with continuing changes in technology, evolving industry standards and changing client preferences; and risks related to Year 2000 failures in client's information systems. These and other risks are more fully described in the "Risk Factors" section of the Company's registration statement (No. 333-50029) on Form S-3 filed by the Company with the Securities and Exchange Commission on April 14, 1998, as amended.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 8, 1998, the Company acquired all of the outstanding capital stock of NCC from the shareholders of NCC, in exchange for 638,508 shares of the Company's Common Stock. The shares of Common Stock were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D thereunder. There were no underwriters or other distributors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     (27)   Financial Data Schedule


(b) Reports on Form 8-K.


    No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Whittman-Hart, Inc.

Date:            November 16, 1998             By:  /s/ Robert F. Bernard
         -------------------------------            ---------------------
                                                    Robert F. Bernard
                                                    Chairman of the Board and
                                                    Chief Executive Officer

Date:           November  16, 1998             By:  /s/ Kevin M. Gaskey
         -------------------------------            -------------------
                                                    Kevin M. Gaskey
                                                    Chief Financial Officer and
                                                    Treasurer