Form 10-K405
period 1998-12-31
WHITTMAN HART INC
filed 1999-03-24
CIK 1009403

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998
                               -----------------
                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of March 10 , 1999, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant (based upon the per share closing price of $28.50 on March 10, 1999, and for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers are affiliates) was approximately $ 1,119,187,419.

As of March 10, 1999, there were 52,770,436 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the registrant's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

ITEM 1.  BUSINESS.

     THE DISCUSSION BELOW CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934) THAT ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO, THE COMPANY'S MANAGEMENT. THE COMPANY'S RESULTS, PERFORMANCE AND ACHIEVEMENTS IN 1998 AND BEYOND COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, ANY SUCH FORWARD-LOOKING STATEMENTS. SEE "SAFE HARBOR PROVISION" ON PAGE 23 FOR A DISCUSSION OF FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES.

SUMMARY

     Whittman-Hart, Inc. ("Whittman-Hart" or the "Company") provides strategic information technology ("IT") business solutions designed to improve its clients' productivity and competitive position. The Company offers its clients a single source for a comprehensive range of services required to successfully design, develop and implement integrated solutions in the client/server, Internet and midrange computing environments. The Company provides its services through five types of business services: Solution Strategies, Package Software Solutions, Custom Applications, Network Enabled Solutions, and Interactive Solutions. Among the services offered are systems integration; strategic IT planning; business process improvement; organizational change management; package software evaluation and implementation; custom application development; networking and connectivity, conventional and multimedia documentation and training; design and implementation of collaborative computing and electronic commerce solutions (such as Internet/intranet and electronic data interchange). The Company believes this breadth of services fosters long-term client relationships, affords cross-selling opportunities and minimizes the Company's dependence on any single technology.

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

     The demand for IT consulting services has increased rapidly in recent years. Whittman-Hart has competed successfully in this environment, experiencing a compound annual revenue growth rate of 64% since the Company began business in 1984. For 1998, Whittman-Hart's revenues grew 69% to $307.6 million from $181.7 million in 1997. From December 31, 1997 to December 31, 1998, the number of consultants employed by the Company increased 57% from 1,465 to approximately 2,300.

     Whittman-Hart sells and delivers its services through a network of seventeen branch offices located in Atlanta, Boston, Chicago, Cincinnati, Cleveland, Columbus, Ohio; Dallas, Denver, Florham Park, New Jersey; Grand Rapids, Michigan; Indianapolis, Milwaukee, Minneapolis, Peoria, Illinois; St. Louis, San Francisco and London. The Company has developed a geographic expansion strategy that includes establishing new branches through both a greenfield approach and strategic acquisition.

      .
     The Company opened its Dallas and Columbus branches in 1996, and Grand Rapids and Cleveland branches in 1997 through greenfield expansion. Also in 1997, the Company developed its presence in San Francisco, New Jersey and London through the acquisitions of Axis Consulting International, Inc.
("Axis") and World Consulting Limited ("World"). In 1998, the Company opened greenfield offices in Atlanta and Minneapolis. Subsequently, the Company augmented its growth in Minneapolis through the acquisition of NCC. The
Company also established its Boston office in 1998 through the acquisition of QCC. Expansion plans for 1999 include growth of recently announced operations in St. Louis, and continued evaluation of strategic acquisitions and new branch locations. Details of the Company's acquisitions are discussed below and in Note 4 of the Consolidated Financial Statements.

     In November 1997, the Company expanded its geographic reach through the acquisitions of Axis. Axis' professionals provide SAP(R), network, Microsoft(R) enterprise, database and midrange solutions. The acquisition of Axis was accounted for using the pooling-of-interests method of accounting. As a result, the Company's financial statements have been restated to include the results of Axis for all periods presented.

     Also in November 1997, the Company established its international presence through the acquisition of World. Based in London, World specializes in JDEdwards(R) implementation solutions. The financial position and results of operations of World were not material in relation to those of the Company. As such, the Company has recorded the combination without restating prior periods' consolidated financial statements to reflect the pooling-of-interests combination.

     During March 1998, the Company acquired all the outstanding capital stock of QCC, Inc. ("QCC") for 600,000 shares of its common stock. Headquartered in the Boston metropolitan area, QCC's approximately 75 professionals provide the following services: package software evaluation; business process improvement; data warehousing; implementation of software packages developed by SSA(R), Oracle(R) and JDEdwards(R); application development for AS/400 and client/server applications; and Year 2000 compliance services. This business combination has been accounted for as a pooling-of-interests combination. The financial position and results of operations of QCC were not material in relation to those of the Company. As such, the Company has recorded the combination without restating prior periods' consolidated financial statements to reflect the pooling-of-interests combination.

     During July 1998, the Company acquired North Central Consulting, Inc. ("NCC"), a Minneapolis-based IT services firm. The Company issued 638,508 shares of its common stock in the transaction. Headquartered in Minnetonka, Minnesota, with a satellite office in Milwaukee, NCC's approximately 120 professionals specialize in providing ERP software implementations, custom application development and Internet-enabled solutions to middle-market manufacturing, distribution and financial services companies, as well as some divisions and departments of Fortune 500 companies. The combination of Whittman-Hart's recently opened Minneapolis branch with approximately 40 employees and NCC's four-year-old office accelerates Whittman-Hart's ability to provide a full-suite of IT services to its target customer base in this market. The acquisition of NCC was accounted for using the pooling-of-interests method of accounting. As a result, the Company's financial statements have been restated to include the results of NCC for all periods presented.

     On March 9, 1999, the Company acquired the Waterfield Technology Group ("Waterfield") a Boston-based IT services firm and strategic business partner of Kurt Salmon and Associates, a global consulting firm, for 574,074 shares of its common stock for all of the outstanding stock of the Waterfield. Headquarted in Lexington, Massachusetts, with a branch office in Parsippany, New Jersey, Waterfield's approximately 100 employees specialize in client server and Internet -enabled application development. They have extensive experience with Java and Java-based tools, Powerbuilder and the Microsoft suite of products. This business combination will be accounted for as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of Waterfield. See Note 19 of Notes to Consolidated Financial Statements.

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

     Although many companies have recognized the importance of IT systems and products to compete in this business climate, the process of designing, developing and implementing IT solutions has become increasingly complex. Companies are continuing to migrate away from centralized mainframes running proprietary software toward decentralized, scalable architectures based on personal computers, client/server architectures, local and wide area networks, the Internet, shared databases and packaged application software. These advances have greatly enhanced the ability of companies to benefit from the application of IT. Consequently, the number of companies desiring to use IT in new ways and the number of end users within these organizations are rising rapidly.

     As a result of the variety and complexity of these new technologies, IT managers must integrate and manage computing environments consisting of multiple computing platforms, operating systems, databases and networking protocols, and must implement off-the-shelf software applications to support business objectives. Companies must also continually keep pace with new developments, which often quickly render existing equipment and internal skills obsolete. At the same time, external economic factors have forced organizations to focus on core competencies and trim workforces in the IT management area. Accordingly, these organizations often lack the quantity or variety of IT skills necessary to design and develop solutions. IT managers are charged with developing and supporting increasingly complex systems and applications of significant strategic value, while working under budgetary, personnel and expertise constraints within their own organizations.

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

     PROVIDE WIDE RANGE OF IT SERVICES. Because many of its clients have multiple IT needs, the Company provides a wide range of IT services under five types of services, with each service addressing a specific area of IT and specific IT problems. This structure enables the Company to be a single source provider of IT services while maintaining advanced skill sets offered by each service type. The Company delivers modularized services using resources from each service provider as well as enterprise-wide solutions integrating resources. In response to the rapidly changing nature of IT, the Company regularly evaluates emerging technologies and their potential benefit as new services to clients. Based on these evaluations, the Company may expand the service to enhance the Company's ability to support its clients' ongoing IT requirements.

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

FIVE-YEAR STRATEGIC BUSINESS PLAN: FOCUS 2002

     In 1997, the Company launched Focus 2002, its five year strategic business plan. The Company's objectives are to become a trusted business advisor to clients, be the employer of choice in the IT services industry, deliver its services through a global network of offices and achieve revenue, EPS and operating margin goals. The Company also established an Executive Committee to provide leadership and accountability for execution of the strategic plan. Key components of the Focus 2002 plan include:

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

     EXPAND GEOGRAPHIC PRESENCE. Whittman-Hart plans to expand by adding branches in targeted locations through both a greenfield approach and strategic acquisition. The Company uses an evaluation methodology to identify cities that possess the characteristics needed to support a successful branch operation. Under the methodology, the Company evaluates and prioritizes geographic markets based on, among other things, the estimated number of potential clients, resource availability and the overall business environment. This methodology also identifies the appropriate mix of service offerings in such markets. The Company believes at least 25 domestic cities satisfy its branch expansion criteria.

     The Company opened its Dallas and Columbus branches in 1996, and Grand Rapids and Cleveland branches in 1997 through greenfield expansion. Also in 1997, the Company developed its presence in San Francisco, New Jersey and London through the acquisitions of Axis and World. In 1998, the Company opened greenfield offices in Atlanta and Minneapolis. Subsequently, the Company augmented its growth in Minneapolis through the acquisition of NCC. The Company also established its Boston office in 1998 through the acquisition of QCC.

     Expansion plans for 1999 include growth of recently announced operations in St. Louis and continued evaluation of strategic acquisitions and new branch locations.

     ANTICIPATE AND RESPOND TO MARKET OPPORTUNITIES. Whittman-Hart believes that it can increase its revenues from existing clients and attract new clients by expanding its range of IT services. The Company believes its solution development process, which links the elements of market positioning, sales strategy, and service delivery methodology in an integrated offering, is a competitive advantage. The process enables the Company to deliver high-value solutions consistently and efficiently through the Company's branch network. Each solution packaged for the market has been previously implemented at numerous Whittman-Hart clients with a common methodology to ensure quality deliverables. Through this process the company has introduced Select Smart(R), an ERP software package evaluation solution, and Implementor and Upgrade Service Paks for JDEdwards(R) and SSA's BPCS(R) ERP software. In addition to internal development, the Company adds new competencies and skills through acquisition.

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

     PURSUE AGREEMENTS WITH BUSINESS PARTNERS. Whittman-Hart forms strategic relationships with business partners to share technical and industry knowledge, pursue joint marketing opportunities, provide training for the Company's consultants and jointly develop new service offerings incorporating the Company's proprietary methodology. For example, the Company has established business partner relationships with such companies as Informix Software, Inc., IBM Corporation, Interworld Corporation,

JD Edwards, Inc., Lotus Corporation, Lucent Technologies, Microsoft Corporation, Novell, Inc., Open Market, Inc., Oracle Corporation, SAP America, and Silverstream Software, Inc. These relationships typically allow the Company to gain access to training, product support and the technology developed by these partners. The training programs often enable Company employees to become certified in a given technology. Establishing these relationships allows the Company to use the business partner's name and the "business partner" designation in marketing the Company's services. These relationships also facilitate the Company's pursuit of marketing opportunities with the business partners.

     The business partner relationships do not require the Company to use technology developed by the business partners in implementing IT solutions for clients or to re-sell the partners' products. Nonetheless, the Company may be retained by a client based in part upon one or more of the Company's business partner relationships.

     ATTRACT, DEVELOP AND RETAIN IT PROFESSIONALS WITH THE SKILLS AND COMPETENCIES THAT MAXIMIZE CLIENT VALUE. In order to address the strong demand for qualified consultants in the IT services industry and minimize recruiting agency fees, the Company has an enterprise recruiting organization supported by a sophisticated infrastructure leveraging the Internet and other tools and resources. A decentralized recruiting staff recruits from and for the local branch offices. Headquarters recruiting staff provides supplemental support during spikes in demand, supports strategic expansion, and sources executive level and special skill set candidates. Recruiting costs per hire, for the Company, increased slightly to $6,200 in 1998 from approximately $6,000 per hire in 1997.

     Whittman-Hart has developed an enterprise learning model known as the Whittman-Hart Institute for Strategic Education ("WHISE"). The Company employs a "virtual learning environment" to enable consultants to identify and close skill gaps through a progression of skill development experiences. WHISE employs instructor-led, computer-based training and other distance learning technologies to develop employees with both business and technical expertise efficiently and effectively.

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

     LEVERAGE BUSINESS SYSTEMS AND TECHNICAL INFRASTRUCTURE TO ENABLE IMPROVED COMPANY PERFORMANCE. Just as Whittman-Hart counsels its clients, the Company believes that information technology can be a powerful strategic business tool. In 1998, the Company initiated a project to replace or enhance its entire systems portfolio with scalable applications and the technical infrastructure required to support projected growth. The integrated environment will support the company's core business processes (opportunity management, resource staffing, project management and billing), the employee lifecycle or "supply chain" (recruiting, training, developing, and staffing), and back office operations (finance, accounting, and human resources).

     FOCUS ON OPERATIONAL EXCELLENCE. In 1998, the Company formed a North American Operations group comprising five regions in the US. The group's mission is to achieve superior branch performance, measured by market growth, return on investment and profitability, and based on the rigorous execution of annual business and financial plans. The corporate operations team provides support for recruiting, business development, service quality and delivery, and financial management.

SERVICES

     Whittman-Hart offers its clients a single source for a comprehensive range of IT services required to successfully design, develop and implement integrated IT solutions in diverse computing environments. The Company believes that successful implementation of major systems projects requires a wide range of skills and a comprehensive methodology for delivering these skills in an efficient and effective manner. Accordingly, the Company employs senior consultants who possess industry-specific knowledge and a broad range of technical expertise. In addition, the Company has developed a methodology for delivering these skills, which includes in-depth consultation with the client and development of a well-defined blueprint and specific timetable for the project.

     The Company delivers its solutions through five service types focused on providing integrated services in specific areas of expertise -- Solution Strategies, Package Software Solutions, Custom Applications, Network Enabled Solutions, and Interactive Solutions. These groups also work together to provide cross-functional solutions. For example, solutions for the Internet incorporate disciplines from the full spectrum of Whittman-Hart services.

     SOLUTION STRATEGIES. Solution Strategies helps clients identify their critical business objectives and formulates integrated people, process and technology solutions to improve their business. The group provides services including managing cross-functional business solutions, developing IT strategies, designing information architectures, and implementing business process redesign, industry-specific solutions and organizational change management.

     PACKAGE SOFTWARE SOLUTIONS. Package Software Solutions employs a business-requirements and user-driven methodology for rapid package software implementations. Combined with end-user training, quality assurance, network infrastructure and organizational change management, Whittman-Hart provides a complete package implementation solution. Consultants in this unit help clients with a variety of popular business software from vendors such as Baan, J.D. Edwards, Oracle, SAP, Siebel Systems, SSA, and Trilogy Software, among others. The Company works with clients to integrate front office solutions with their back office or enterprise resource planning (ERP) systems. Front office, or "customer-facing" solutions, include customer relationship management (CRM), e-business extended relationship management, and sales force automation (SFA).

     CUSTOM APPLICATIONS. Custom Applications develops and maintains custom business software applications, from analysis and design through software testing and quality assurance. The group employs traditional approaches and software reuse frameworks to develop applications that meet clients' needs rapidly and efficiently with high quality results. The group works with a wide range of development technologies from mainstream application development languages and technologies to state-of-the-art web-based and object-oriented tools.

      NETWORK ENABLED SOLUTIONS. Network Enabled Solutions uses network computing strategies and technologies to develop business connectivity solutions that allow people, technology and organizations to work collaboratively, regardless of geographic location. Examples of these solutions include network design and management, and Internet and electronic commerce strategies.

     INTERACTIVE SOLUTIONS. Interactive Solutions helps clients assess their training and education needs and develop appropriate strategies. The group provides customized, performance-based training solutions to support package and custom software system implementations in instructor-led and computer-based formats.

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

     Whittman-Hart's ten most significant clients accounted for approximately 13% and 17% of its revenues during 1998 and 1997, respectively. During 1998, 1997 and 1996, no client accounted for more than 10% of the Company's total revenues. Annual revenues from each of the Company's ten largest clients in 1998 ranged from approximately $3.0 million to $9.0 million. The Company has served clients in a broad range of industries, including communications, consumer products, distribution, diversified services, financial services, insurance, manufacturing, pharmaceuticals, professional services, retail and technology.

BUSINESS DEVELOPMENT

     Whittman-Hart markets and provides its services directly through its branch offices. Sources of new client relationships include referrals, telemarketing and Whittman-Hart's integrated marketing activities. The Company's business development organization is supported by its prospect database, which includes the names of companies and decision-makers in each targeted geographic market. This proprietary Lotus(TM) Notes-based information system, a component of the Whittman-Hart Information Network, also allows Whittman-Hart employees to access the Company's skills database and project portfolio.

     In 1997, the Company introduced a team-based selling approach, focusing on introducing enterprise-wide solutions to "C" level executives (CEO, CIO, CFO, etc). The approach incorporates representatives from both the business development and solution delivery disciplines. Whittman-Hart account executives establish contact with targeted prospects to create awareness, understanding and preference for the Company. Account executives also identify general client needs and introduce the appropriate IT consultant or team of IT consultants to help develop the initial proposal. An Enterprise Account Manager (EAM), a senior level consultant, is assigned to select profile accounts to establish and manage long-term relationships and service delivery. The EAM serves as the client's primary source of IT advice and overall coordinator of Whittman-Hart's multiple service offerings to the client.

HUMAN RESOURCES

     The Company's success depends in large part upon its ability to attract, develop, motivate and retain highly skilled technical employees. Qualified technical employees are in great demand and are likely to remain a limited resource for the foreseeable future. Whittman-Hart dedicates significant resources to recruiting consultants with both IT consulting and industry experience. Many consultants are selected from among the largest and most successful IT, accounting and other professional services organizations. Each candidate is screened through a rigorous process comprising detailed interviews by Whittman-Hart's recruiting personnel, technical testing and interviews by consultants, and an appraisal by Whittman-Hart's managers. As of January 31, 1999, the Company employed approximately 3,100 employees, of whom approximately 2,400 were consultants.

     Whittman-Hart has implemented a number of distinctive human resources programs. For example, the Company's performance-based incentive compensation program provides guidelines for career development, encourages development of skills, provides a tool to manage the employee development process and establishes compensation guidelines. Whittman-Hart has also developed WHISE to identify and close skill gaps through a progression of development experiences. This process begins with Whittman-Hart's centralized New Employee Orientation (NEO) program where new employees participate in structured workshops designed to introduce the culture and client-focused business model, and teach them to leverage the web-based employee development tools offered through WHISE.

     None of the Company's employees are subject to a collective bargaining arrangement. Whittman-Hart has entered into employment agreements, which are terminable upon two weeks notice (without substantial penalty), with virtually all of its sales, recruiting and technical personnel. The agreements contain noncompetition, nondisclosure and nonsolicitation covenants. Although most consultants are Company employees, the Company does engage independent contractors as consultants from time to time.

COMPETITION

     The market for IT services includes a large number of competitors, is subject to rapid change and is highly competitive. Primary competitors include participants from a variety of market segments, including publicly and privately held firms, "Big Five" accounting firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies, facilities management companies, general management consulting firms and programming companies. In addition, the Company competes with its clients' internal resources, particularly where these resources represent a fixed cost to the client. Such competition may impose additional pricing pressures on the Company.

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

"Whittman-Hart(R)," "Making Information Technology Work(R)", "We Are IT(R)", "Select Smart(R)" and "Compliance 2000(R)" are registered service marks of Whittman-Hart. The Company holds no patents or registered copyrights, and has no present intention of making any copyright or patent applications.

ITEM 2.  PROPERTIES.

     Whittman-Hart's principal executive offices are located at 311 South Wacker Drive, Chicago, Illinois. The Company's lease on these premises covers approximately 50,000 square feet and expires October 31, 2004. The Company also leases facilities in Indianapolis, Milwaukee, Madison, Minneapolis, Atlanta, Denver, Grand Rapids, Cincinnati, Peoria, Dallas, Boston, Salem NH, Cleveland, Columbus, San Francisco, New Jersey and London.

     In addition, the Company purchased a 37,000 square foot facility in Chicago in April 1997. In 1998, the Company purchased five of its adjacent buildings for approximately $5.0 million, of which a portion will be raised during 1999, and the space will be used for future expansion. In early 1999, the Company purchased a 120,000 square foot building adjacent to the Company's recently acquired Chicago facilities, for approximately $3.1 million. These buildings were purchased to provide space for the new Chicago facility which will house the education center, the Chicago branch office, and the Company's corporate headquarters. The Company anticipates that additional space will be required as its business expands and believes that it will be able to obtain suitable space as needed.

ITEM 3.  LEGAL PROCEEDINGS.

     Whittman-Hart is not presently involved in any legal proceedings which the Company believes are material to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the registrant's shareholders during the fourth quarter of the registrant's 1998 fiscal year.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's common stock began trading on May 3, 1996 at a split-adjusted price of $4.00 per share. The Company's common stock is quoted on the Nasdaq National Market, under the symbol WHIT. The following table sets forth the high and low sales prices for the common stock for each quarterly period indicated, retroactively adjusted to reflect the two-for-one common stock splits which were effective December 10, 1996 and July 12, 1998.


                                               1996
---------------------------------      --------------------
Period                                 High        Low
---------------------------------      --------    --------
Second Quarter (from May 3, 1996)      10 3/8        5 1/4
Third Quarter                          11 15/16      5 5/8
Fourth Quarter                         14 1/16       9 5/8
---------------------------------      --------    --------

                                               1997
---------------------------------      --------------------
Period                                 High        Low
---------------------------------      --------    --------
First Quarter                          13 1/2      6 13/16
Second Quarter                         14 5/8      8 13/16
Third Quarter                          16 5/8      11 7/8
Fourth Quarter                         17 1/2      11 7/8
---------------------------------      --------    --------

                                               1998
---------------------------------      --------------------
Period                                 High        Low
---------------------------------      --------    --------
First Quarter                          22 27/32    14 1/16
Second Quarter                         24 3/16     18 13/16
Third Quarter                          24 55/64    17 1/2
Fourth Quarter                         27 5/8      13 9/16
---------------------------------      --------    --------


     The Company has not paid any dividends to date and plans to reinvest its earnings in future growth opportunities. The Company does not anticipate paying cash dividends in the foreseeable future.

     As of March 10, 1999, there were approximately 699 stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data is derived from the Company's consolidated financial statements and notes thereto. This information should be read in conjunction with the financial statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                     Years Ended December 31,
                                                    ---------------------------------------------------------
(In thousands, except per share amounts)             1998        1997        1996         1995         1994
------------------------------------------------    --------    --------    --------    --------     --------
STATEMENT OF EARNINGS DATA:
Revenues                                           $307,613    $181,655    $106,702    $ 62,016     $ 34,615
Cost of services                                    176,830     108,456      65,383      39,131       20,705
                                                   --------    --------    --------    --------     --------
    Gross profit                                    130,783      73,199      41,319      22,885       13,910

Costs and expenses:
    Selling                                          12,124       6,746       3,751       2,694        1,431
    Recruiting                                       10,509       6,310       3,391       2,472        1,190
    General and administrative                       79,334      43,923      26,237      16,169        9,481
    Business combination costs                          775       1,771        --          --           --
                                                   --------    --------    --------    --------     --------
       Total costs and expenses                     102,742      58,750      33,379      21,335       12,102
                                                   --------    --------    --------    --------     --------
Operating income                                     28,041      14,449       7,940       1,550        1,808

Other income (expense)                                5,647       3,376       1,360          50          (32)
                                                   --------    --------    --------    --------     --------
Income before income taxes                           33,688      17,825       9,300       1,600        1,776
Initial deferred income taxes                           676        --          --          --           --
Income tax expense (benefit)                         14,198       7,832       3,422         (33)          43
                                                   --------    --------    --------    --------     --------
Net income                                         $ 18,814    $  9,993    $  5,878    $  1,633     $  1,733
                                                   --------    --------    --------    --------     --------
                                                   --------    --------    --------    --------     --------
Pro forma income data:
    Net income as reported                         $ 18,814    $  9,993    $  5,878    $  1,633     $  1,733
    Pro forma adjustment to provision for
       income taxes  (1)                               --          --          --           667          255
                                                   --------    --------    --------    --------     --------
Pro forma net income (actual in 1998, 1997 and
1996)(1)                                           $ 18,814    $  9,993    $  5,878    $    966     $  1,478
                                                   --------    --------    --------    --------     --------
Pro forma basic earnings per share (actual in
1998, 1997 and 1996)(2)                            $    .38    $    .22    $    .16     $  .04
Pro forma diluted earnings per share (actual in
1998, 1997 and 1996)(2)                            $    .35    $    .21    $    .15     $  .03
                                                   --------    --------    --------    --------     --------
Weighted average number of common shares
outstanding                                          49,424      44,760      36,351      26,034
                                                   --------    --------    --------    --------     --------
                                                   --------    --------    --------    --------     --------
Weighted average number of common and common
equivalent shares outstanding                        54,258      47,983      40,332      32,048
                                                   --------    --------    --------    --------     --------
                                                   --------    --------    --------    --------     --------



                                                                  December 31,
                                            --------------------------------------------------------
                                              1998        1997        1996        1995         1994
                                            --------    --------    --------    --------      ------
BALANCE SHEET DATA:
Cash and cash equivalents and
    Short-term and long term investments    $148,124    $ 67,695    $ 67,398    $  4,524    $   --
Working capital                              144,863      83,105      74,237       4,792       1,519
Total assets                                 243,020     123,780      94,694      19,582       8,338
Long-term debt, less current portion            --           237          23       1,135       1,600
Redeemable convertible preferred stock          --          --          --         5,584        --
Total stockholders' equity                   207,763      97,755      79,747         808       1,923


----------

(1) Reflects federal and certain additional state income tax expense for 1994 and 1995 that would have been required had the Company and its predecessors operated as a C Corporation for all periods presented.

(2) See Note 3 of Notes to Consolidated Financial Statements for information concerning the computation of pro forma earnings per share.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS.

     THE DISCUSSION BELOW CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934) THAT ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO, THE COMPANY'S MANAGEMENT. THE COMPANY'S RESULTS, PERFORMANCE AND ACHIEVEMENTS IN 1999 AND BEYOND COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, ANY SUCH FORWARD-LOOKING STATEMENTS. SEE "SAFE HARBOR PROVISION" ON PAGE 23 FOR A DISCUSSION OF FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES.

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

     Historically, the Company's revenue growth has been attributable to the addition of new clients and the growth of current client relationships at existing and new branch locations. During 1998, the Company supplemented its internal revenue growth with the acquisitions of QCC, Inc. ("QCC") and North Central Consulting, Inc. ("NCC"). During 1999, the Company intends to grow its existing branch locations and expand its network through the traditional greenfield approach supplemented by acquisitions. Each of the branches, originally developed by the Company, has generated annual revenue and gross profit growth since inception.

RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, selected statements of earnings data as a percentage of revenues and the percentage change in each line item between comparative years:


                                   Percentage of Total Revenues      Percentage Change
                                   ----------------------------    ---------------------
                                                                     1998       1997
                                     Year Ended December 31,       Compared     Compared
                                    1998       1997      1996       To 1997     To 1996
                                    ----       ----      ----      --------     -------
STATEMENT OF EARNINGS DATA:
Revenues                             100%       100%      100%         69%         70%
Cost of services                      58         60        61          63          66
                                     ---        ---       ---
    Gross profit                      42         40        39          79          77
Costs and expenses:
    Selling                            4          4         3          80          80
    Recruiting                         3          3         3          67          86
    General and administrative        26         24        25          81          67
    Business combination costs         *          1       --          (56)        100
                                     ---        ---       ---
       Total costs and expenses       33         32        31          75          76
                                     ---        ---       ---
Operating income                       9          8         8          94          82
Other income (expense)                 2          2         1          67         148
                                     ---        ---       ---
Income before income taxes            11         10         9          89          92
Income taxes                           5          4         3          90         129
                                     ---        ---       ---
Net income                             6          6         6          88          70
                                     ---        ---       ---
                                     ---        ---       ---


*Not meaningful.

     All prior period amounts have been restated to reflect the acquisition of North Central Consulting in July 1998 accounted for using the pooling-of-interests method of accounting (see Note 4 of Notes to Consolidated Financial Statements).

1998 COMPARED TO 1997

     REVENUES. Revenues increased 69% to $ 307.6 million in 1998 from $181.7 million in 1997. The increase was attributable to the addition of new clients and the growth of current client relationships at existing and new branch locations. Revenues from the Company's ten most significant clients grew in 1998 by 34 %, but as a percentage of total revenues declined to 13% in 1998 as compared to 17% in 1997.

     GROSS PROFIT. Gross profit consists of revenues less cost of services, which includes consultant salaries and benefits. Gross profit in 1998 grew 79% to $130.8 million from $73.2 million in 1997. Gross profit as a percentage of revenues was 42% in 1998 as compared to 40% in 1997. These increases were attributable to a change in the sales mix toward higher-end service offerings and the Company's established branches reaching critical mass, partially offset by lower margins in recently opened branches.

     SELLING EXPENSES. Selling expenses include the salaries, benefits, commissions, travel, entertainment and all other direct costs associated with the Company's direct sales force. Selling expenses in 1998 increased approximately 80% to $12.1 million from $6.7 million in 1997. These increases were attributable to higher commissions, an increased fixed cost structure related to newly acquired offices and business development initiatives, and other costs associated with the increase in revenues. As a percentage of revenues, however, selling expenses in 1998 were 4%, consistent with the same period in the prior year.

     RECRUITING EXPENSES. Recruiting expenses consist of costs related to hiring new personnel. These costs include the salaries, benefits, bonuses and other direct costs of in-house recruiters, outside recruiting agency fees, sign-on bonuses, relocation fees and advertising costs. Recruiting expenses in 1998 increased 67% to $10.5 million from $6.3 million in 1997. The number of employees increased 57% to approximately 2,950 at December 31, 1998, from 1,878 at December 31, 1997. Total recruiting costs per hire increased to approximately $6,200 in 1998, up from approximately $6,000 in 1997. As a percentage of revenues, recruiting expenses remained at 3% in 1998 and 1997. As of December 31, 1998, approximately 78% of the Company's total employees were consultants.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, travel, outside professional fees and all other branch and corporate costs. General and administrative expenses in 1998 increased 81% to $79.3 million from $43.9 million in 1997. As a percentage of revenues, general and administrative expenses increased to 26% in 1998 from 24% in 1997. These increases were attributable to new and newly acquired offices, integration costs associated with the Company's acquisitions, corporate initiatives associated with the Company's Focus 2002 strategic plan, costs related to new branch locations and the addition of management to support the Company's growth strategies.

     BUSINESS COMBINATION COSTS. Business combination costs were $0.8 million in 1998 and $1.8 million in 1997. As a percentage of revenue, business combination costs accounted for less than 1% of revenues in 1998 and 1% in 1997. The business combination costs included legal, accounting and other transaction-related fees and expenses. During 1998 these costs related to the Company's acquisitions of QCC Incorporated ("QCC") in March 1998 and North Central Consulting ("NCC") in July 1998. In 1997, the Company incurred similar costs in connection with acquisitions of Axis Consulting International, Inc., Expert Buying Systems, Inc. and World Consulting Limited.

     OPERATING INCOME. Operating income increased 94% to $28.0 million in 1998 from $14.4 million in 1997. As a percentage of revenues, operating income increased to 9% in 1998 from 8% in 1997 due to the increase in gross profit margin and lower business combination costs partially offset by an increase in general and administrative expenses.

     OTHER INCOME (EXPENSE). Other income (expense) increased 67% to $5.6 million in 1998 from $3.4 million in 1997. This increase is primarily attributable to the Company earning interest on investments of the net proceeds from the Company's public offering in May 1998 .

     INCOME TAXES. The Company's effective tax rate was 44% in 1998 and 1997. The effective tax rate in 1998 and 1997 includes non-deductible business combination costs and in 1988 includes, the recording of initial deferred income tax expense related to the acquisitions of QCC and NCC.

1997 COMPARED TO 1996

     REVENUES. Revenues increased 70% to $181.7 million in 1997 from $106.7 million in 1996. The increase was attributable to the addition of new clients, the growth of existing client relationships, the opening of new branches and expanding the revenue base in existing branch locations. In addition, 1997 acquisitions accounted for 24% of total revenue in 1997. Revenues from the Company's ten most significant clients grew 47% in 1997, but as a percentage of total revenues declined to 17% in 1997 from 28% in 1996.

     GROSS PROFIT. Gross profit consists of revenues less cost of services, which includes consultant salaries and benefits. Gross profit increased 77% to $73.2 million in 1997 from $41.3 million in 1996. Gross profit as a percentage of revenues increased to 40% in 1997 from 39% in 1996. This increase was attributable to a change in the sales mix toward higher-end service offerings and the Company's established branches reaching critical mass and was partially offset by lower margins in acquisitions and recently opened branches.

     SELLING EXPENSES. Selling expenses include the salaries, benefits, commissions, travel, entertainment and all other direct costs associated with the Company's direct sales force. Selling expenses increased 80% to $6.7 million in 1997 from $3.8 million in 1996. As a percentage of revenues, selling expenses increased to 4% in 1997 from 3% in 1996. This increase was attributable to an increase in the Company's sales force.

     RECRUITING EXPENSES. Recruiting expenses consist of costs related to hiring new personnel. These costs include the salaries, benefits, bonuses and other direct costs of in-house recruiters, outside recruiting agency fees, sign-on bonuses, relocation fees and advertising costs. Recruiting expenses increased 86% to $6.3 million in 1997 from $3.4 million in 1996. The number of employees increased 59% to 1,878 as of December 31, 1997, from 1,178 as of December 31, 1996, while recruiting costs per hire increased to approximately $6,000 in 1997 from approximately $5,000 in 1996 after giving effect to the 1997 acquisitions. As of December 31, 1997, 80% of total employees were consultants. Recruiting costs per hire for the Company remained constant at approximately $6,000 per hire for 1997 and 1996 without considering the effects of 1997 acquisitions. As a percentage of revenues, recruiting expenses remained constant at 3%.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, travel, outside professional fees and all other branch and corporate costs. General and administrative expenses increased 67% to $43.9 million in 1997 from $26.2 million in 1996. The increase was primarily attributable to the establishment of new branch offices, the expansion of facilities at several other branch locations, the expansion of corporate and branch management personnel to support the growth of the Company, costs associated with the Company's strategic initiative focused on quality improvements and integration costs associated with acquisitions. As a percentage of revenues, general and administrative expenses declined to 24% in 1997 from 25% in 1996 due to operating efficiencies and economies of scale.

     BUSINESS COMBINATION COSTS. As a percentage of revenues, business combination costs accounted for 1% or $1.8 million in 1997. The Company did not incur business combination costs in 1996. Business combination costs consist of legal, accounting and consulting fees, which were incurred in connection with the acquisitions of Axis Consulting International, Inc., Expert Buying Systems, Inc. and World Consulting Limited (see Note 4 of Notes to Consolidated Financial Statements).

     OPERATING INCOME. Operating income increased 82% to $14.4 million in 1997 from $7.9 million in 1996. As a percentage of revenues, operating income remained consistent at 8% in 1997 and 1996 due to the increase in gross profit margin and the Company's ability to leverage its selling, recruiting, and general and administrative infrastructure. Despite incurring business combination costs of $1.8 million and start-up costs of over $3.0 million, the Company was able to maintain its operating margin as a percentage of revenues.

     OTHER INCOME (EXPENSE). Other income (expense) increased 148% to $3.4 million in 1997 from $1.4 million in 1996. This increase is primarily attributable to the Company earning interest on investments of the net proceeds from the Company's initial and follow-on public offerings for an entire year compared to a partial year in 1996.

     INCOME TAXES. The Company's effective tax rate was 44% in 1997 as compared to 37% in 1996. This increase is primarily attributable to non-deductible business combination costs in 1997.


LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had approximately $148.1 million of cash, cash equivalents, and short-term and long-term investments compared to $67.7 million at December 31, 1997. The Company's primary source of liquidity has been cash provided through equity offerings and cash from operations. The Company has a loan agreement for up to $5.0 million of unsecured credit with interest, at the Company's option, at LIBOR plus 1.5% or the lender's prime rate. There were no borrowings under this loan agreement as of December 31, 1998. The Company's loan agreement expires on April 30, 1999.

     On May 8, 1996, the Company completed an initial public offering of its common stock, which resulted in net proceeds to the Company of $37.8 million. A portion of the proceeds from the offering were used to retire the Company's term loan facilities. On August 27, 1996, the Company completed an offering of its common stock, resulting in net proceeds to the Company of $27.8 million. On May 8, 1998, the Company completed another public offering of its common stock, resulting in net proceeds to the Company of $69.6 million.

     Operating activities provided net cash flows of $21.5 million, $6.3 million and $2.9 million in 1998, 1997 and 1996, respectively, primarily as the result of increases in net income and in accrued compensation, income taxes payable and other accrued liabilities, which were partially offset by increases in accounts receivable.

     Capital expenditures of $21.7 million, $11.2 million and $4.0 million in 1998, 1997 and 1996, respectively, consisted primarily of real estate, computer equipment and software and office furniture and equipment to support the growth and expansion of the Company. The Company expects to make similar types of expenditures in 1999 and future years relating to the opening of new branch offices, as well as expenditures of approximately $20.0 million (during 1999) related to expansion of the Company's new Chicago facility which will house the Company's education center, the Chicago branch office, and its corporate headquarters. In addition, (as mentioned in the section entitled "Year 2000") the Company is in the process of replacing its existing information systems and expects capital expenditures of approximately
$15.0 million during 1999.

     During 1998, cash was provided by the exercise of stock options and the purchase of common stock through the employee stock purchase plan, which accounted for $13.2 million.

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

     During July 1998, the Company acquired North Central Consulting, Inc. ("NCC"), a Minneapolis-based IT services firm. The Company issued 638,508 shares (includes the effect of stock split) of its common stock in the transaction, which was accounted as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements have been restated to include the financial position and results of operation of NCC for all periods presented. Headquartered in Minnetonka, Minnesota, with a satellite office in Milwaukee, NCC's approximately 120 professionals specialize in providing ERP software implementations, custom application development and internet-enabled solutions to middle-market manufacturing, distribution and financial services companies, as well as some divisions and departments of Fortune 500 companies. The combination of Whittman-Hart's recently opened Minneapolis branch with approximately 40 employees and NCC's four-year-old office accelerates Whittman-Hart's ability to provide a fullsuite of IT services to its target customer base.

     In April 1997, the Company purchased a 37,000 square foot building for approximately $2.0 million. During 1998, the Company purchased five additional buildings adjacent to its prior purchases for approximately $5.0 million of which a substantial portion will be raised during 1999. In January 1999 the Company purchased a 120,000 square foot building also adjacent to its prior purchases for approximately $ 3.1 million. The above facilities were purchased to house the Company's education center, Chicago branch office, and to provide space for its corporate headquarters.

The Company anticipates the net proceeds of its three public offerings, together with existing sources of liquidity and funds generated from operations, will provide adequate cash to fund its anticipated cash needs at least through the next 12 months.

 YEAR 2000

The Company has identified three issues related to Year 2000 compliance; first is the effect on internal information systems, second are issues related to vendors performing services for the Company, and finally are the issues related to consulting activities performed by the Company.

The Company is in the process of replacing its existing internal information systems. The system replacement was part of a strategic initiative and was not accelerated to address Year 2000 issues. This initiative is expected to be completed in the third quarter of 1999. A contingency plan exists to make existing systems Year 2000 compliant by the end of the third quarter 1999 in the unlikely event the new systems' implementation cannot be completed. The cost of this implementation is not expected to have a material adverse impact on the Company's results of operations or financial condition.


The Company has relationships with several vendors who provide administration of compensation and related employee benefits and other vendors who perform banking and treasury services. The Company has completed an evaluation of the state of readiness of these vendors and it beleives that the vendors are currently year 2000 compliant or will become compliant during 1999. Contingency plans are in place to administer employee compensation and benefits in the event of non-compliance by any of these vendors. The cost to the Company in the event of non-compliance with Year 2000 issues by any of these third parties is not expected to have material impact on the Company's result of operations or its financial condition.

The Company believes that many of middle-market companies have yet to achieve Year 2000 compliance. To resolve the Year 2000 issue, many companies are electing to install new package software applications, rather than modify existing systems, thus creating significant demand for package software-related services such as those provided by the Company. Consequently, the Company believes that companies' need to address their Year 2000 compliance is creating significant demand for IT products and services such as those provided by the Company. There can be no assurance that the passage of the Year 2000 will not have a material adverse effect on the demand for the Company's services The Company provides solutions for the IT systems that are critical to companies' operations. Business interruptions, loss or corruption of data or other major problems resulting form the failure of a client's IT system to process year 2000 data correctly could have a significant adverse consequences to that client. The Company cannot currently predict whether or to what extent there will be any legal claims brought against the Company or whether there will be any other material adverse effect on the Company's business, financial condition or the results of operations, as a result of any such adverse consequences to its clients.

SUBSEQUENT EVENT

     On March 9, 1999, the Company acquired the Waterfield Technology Group ("Waterfield") a Boston-based IT services firm and strategic business partner of Kurt Salmon and Associates, a global consulting firm, for 574,074 shares of its common stock for all of the outstanding stock of the Waterfield. Headquarted in Lexington, Massachusetts, with a branch office in Parsippany, New Jersey, Waterfield's approximately 100 employees specialize in client server and internet -enabled application development.

They have extensive experience with Java and Java-based tools, Powerbuilder and the Microsoft suite of products. This business combination will be accounted for as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of Waterfield.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards "SFAS" No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for financial statements for fiscal years beginning after June 15,1999, but may be adopted in earlier periods. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company does not believe that SFAS No. 133 will have a significant impact on its financial statements.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain unaudited quarterly operating information for each of the eight quarters ending with the quarter ended December 31, 1998. This data has been prepared on the same basis as the audited financial statements, and in management's opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the information for the periods presented. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.


                                  Mar. 31,    Jun. 30,    Sep. 30,     Dec. 31,     Mar. 31,     Jun. 30,     Sep. 30,    Dec. 31,
    (in thousands)                 1997         1997        1997         1997         1998         1998          1998       1998
                                 --------     --------    --------     --------     --------     --------     --------    --------
Revenues                         $ 36,039     $ 42,980    $ 47,945     $ 54,692     $ 61,575     $ 71,833     $ 82,105    $ 92,100
Cost of services                   21,639       25,661      28,147       33,009       36,387       41,771       46,588      52,084
                                 --------     --------    --------     --------     --------     --------     --------    --------
Gross profit                       14,400       17,319      19,798       21,683       25,188       30,062       35,517      40,016


Selling                             1,337        1,715       1,826        1,869        1,985        2,803        3,506       3,829
Recruiting                          1,076        1,543       1,896        1,795        2,045        2,754        3,157       2,554
General and administrative          8,554        9,906      11,739       13,723       15,906       18,629       20,888      23,912
Business combination cost            --           --          --          1,771          383         --            391        --
                                 --------     --------    --------     --------     --------     --------     --------    --------
Operating income                    3,433        4,155       4,337        2,525        4,869        5,876        7,575       9,721

Other income (loss)                   740          795         908          932          881        1,403        1,643       1,720

Income before taxes                 4,173        4,950       5,245        3,457        5,750        7,279        9,218      11,441
Income tax expense                  1,714        2,003       2,093        2,022        2,763        3,034        4,123       4,954
                                 --------     --------    --------     --------     --------     --------     --------    --------
Net income                       $  2,459     $  2,947    $  3,152     $  1,435     $  2,987     $  4,245     $  5,095    $  6,487
                                 --------     --------    --------     --------     --------     --------     --------    --------
                                 --------     --------    --------     --------     --------     --------     --------    --------

Total revenues, as
 Previously reported (1)         $ 34,945     $ 41,132    $ 45,515     $ 51,885     $ 58,660     $ 68,937     $ 82,105    $ 92,100
Adjustments (2)                     1,094        1,848       2,430        2,807        2,915        2,896         --          --
                                 --------     --------    --------     --------     --------     --------     --------    --------
Total revenues                     36,039       42,980      47,945       54,692       61,575       71,833       82,105      92,100

Gross Profit, as
 Previously reported (1)           14,078       16,638      18,996       20,828       24,247       29,080       35,517      40,016
Adjustments (2)                       322          681         802          855          941          982         --          --
                                 --------     --------    --------     --------     --------     --------     --------    --------
Total gross profit                 14,400       17,319      19,798       21,683       25,188       30,062       35,517      40,016

Operating income, as
   Previously reported (1)          3,523        4,145       4,394        2,712        4,907        6,211        7,575       9,721
Adjustments (2)                       (90)          10         (57)        (187)         (38)        (335)        --          --

Total operating income              3,433        4,155       4,337        2,525        4,869        5,876        7,575       9,721

Net income, as
   Previously reported (1)          2,549        2,937       3,209        1,622        3,025        4,580        5,095       6,487
Adjustments (2)                       (90)          10         (57)        (187)         (38)        (335)        --          --
                                 --------     --------    --------     --------     --------     --------     --------    --------
Total net income                 $  2,459     $  2,947    $  3,152     $  1,435     $  2,987     $  4,245     $  5,095    $  6,487
                                 --------     --------    --------     --------     --------     --------     --------    --------
                                 --------     --------    --------     --------     --------     --------     --------    --------


(1) The quarter ended December 31, 1998 is reported in conjunction with this Form 10-K.

(2) Adjustments to the quarters relating to 1997 reflect the effect of an acquisition accounted for as a pooling-of-interests of the amounts previously reported in the Company's quarterly results on Form 10-K. Adjustments to the first two quarters of 1998 reflect the effect of an acquisiton accounted for as a pooling-of-interest of the amounts previously reported in the Company's reports on Form 10-Q. See Note 4 of Notes to Consolidated Financial Statements for a more detailed discussion of these transactions.

     Variations in the Company's revenues and operating results occur from time to time as a result of a number of factors, such as the significance of client engagements commenced and completed during a quarter, the number of business days in a quarter, timing of branch and service line expansion activities, the timing of corporate expenditures, and employee hiring and utilization rates.


SAFE HARBOR PROVISION

     This Form 10-K contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Form 10-K, the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, difficulties in attracting and retaining highly skilled employees, the Company's ability to manage rapid growth and expansion into new geographic areas and service lines, the Company's ability to manage the risk associated with client projects and risks related to possible acquisitions. In addition, the Company's ability to manage issues relating to the passage of Year 2000, as discussed in the section entitled "Year 2000", of the "Management Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company maintains investments in marketable securities. The securities are classified as available for sale on the consolidated balance sheet at fair value, with unrealized gains and losses reported as a separate component stockholders' equity, net of applicable deferred income taxes. As of December 31,1998, the fair value of the Company's marketable securities portfolio was $100.0 million, all of which was invested in debt securities.

     The Company operates its only non-U.S. office in London, England which exposes it to market risk associated with foreign currency exchange rate fluctuations; however, such risk is immaterial at this time to the Company's consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information in response to this item is included in the financial statements and notes thereto, and the related Independent Auditors' Report, appearing on pages F-1 to F-18 of this Form 10-K, and in Item 7 of this Form 10-K under the caption "Quarterly Results of Operations."

ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information in response to this item is incorporated herein by reference from the sections captioned "Election of Directors" and "Executive Officers" of the Company's definitive Proxy Statement to be filed in connection with the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement").

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

          The following financial statements and notes thereto, and the related Independent Auditors' Report, are filed as part of this Form 10-K on pages F-1 to F-18.

          Independent Auditors' Report
          Consolidated Balance Sheets at December 31, 1998 and 1997 Consolidated Statements of Earnings for the years ended December 31, 1998, 1997 and 1996 Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 1998, 1997 and 1996 Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996
          Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules.

          The following financial statement schedule of the Company and the related Independent Auditors' Report are filed as part of this Form 10-K on pages S-1 and S-2:

          Independent Auditors' Report
          Schedule II - Valuation and Qualifying Accounts

           All other financial statement schedules have been omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

     (3)  Exhibits.

          The following exhibits are filed with this report or incorporated by reference as set forth below.


     Exhibit No.    Description
     -----------    -----------
        2.1(1)      Unit Contribution Agreement dated as of December 28, 1995
                    among Robert Bernard, F-WH Corporation, PVP-WH Corporation,
                    Whittman-Hart General Partner, Ltd. and Whittman-Hart, Inc.
        3.1(2)      Amended and Restated Certificate of Incorporation of the
                    Company, as amended.
        3.2(1)      Second Amended and Restated By-Laws of the Company.
        4.1(1)      Specimen stock certificate representing Common Stock
       10.1(1)      Executive Employment Agreement between the Company and
                    Robert F. Bernard effective as of June 15, 1995.*
       10.2(1)      Executive Employment Agreement between the Company and
                    Edward V. Szofer effective as of June 15, 1995.*
       10.3(1)      Executive Employment Agreement between the Company and Kevin
                    M. Gaskey effective as of June 15, 1995.*
       10.6(1)      Form of Employment Agreement (Manager).*
       10.7(1)      Form of Employment Agreement (Consultant).*
       10.8(1)      1995 Incentive Stock Plan dated December 29, 1995.*
       10.9(1)      Employee Stock Purchase Plan.*
       10.10(1)     Whittman-Hart Corporation II Employee Stock Ownership Plan.*
       10.11(1)     Lease for 311 S. Wacker Drive, Chicago, Illinois.
       10.12(1)     Stockholders Agreement among Robert F. Bernard, Edward V.
                    Szofer, F-WH Corporation, PVP-WH Corporation, Whittman-Hart
                    General Partner, Ltd. and the Company dated December 31,
                    1995.*
       10.13(1)     Registration Agreement between the Company, F-WH Corporation and PVP-WH Corporation dated as of December 31, 1995.
       10.14(1)     Form of Registration Agreement among the Company, Robert F.
                    Bernard and Edward V. Szofer.*
       10.15(1)     Loan and Security Agreement by and between American National
                    Bank and Trust Company of Chicago and Whittman-Hart L.P.,
                    dated as of August 1, 1994, as amended, and related LIBOR
                    Borrowing Agreement dated July 21, 1995.
       10.16(3)     Loan Agreement by and between American National Bank and
                    Trust Company of Chicago and the Company, dated as of July
                    25, 1996.
       10.17(3)     Promissory Note (unsecured) by the Company dated July 25,
                    1996 in the amount of $5,000,000 in favor of American
                    National Bank and Trust Company of Chicago.
       10.18(3)     London Interbank Offered Rate Borrowing Agreement executed by the Company and accepted by American National Bank and
                    Trust Company of Chicago on July 25, 1996.



     Exhibit No.    Description
     -----------    -----------

       10.19(4)     Merger agreement dated November 21, 1997 between
                    Whittman-Hart, Inc., Whittman-Hart Associates, Inc. and Axis
                    Consulting International, Inc. and Peter Boboff and Graham
                    Weston.
       10.20(5)     Exchange Agreement dated March 30,1998 between
                    Whittman-Hart, Inc., QCC, Inc., Edward J. Quinn and Alphonse
                    M.Lucchese, Jr. 11.1 Statement Regarding Computation of Per
                    Share Earnings.
       23.1         Consent of KPMG LLP.
       27.1         Financial Data Schedule.
       27.2         Financial Data Schedule.


----------

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

     (4) Incorporated herein by reference to Whittman-Hart's Form 8-K dated November 21, 1997 filed with the Commission on December 8, 1997.

     (5) Incorporated herein by reference to Whittman-Hart's Form 8-K dated March 30, 1998 filed with the Commission on April 13, 1998.

     * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b)  Reports on Form 8-K.

     The Company did not file a Report on Form 8-K, during the fourth quarter of 1998.

                          INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
Whittman-Hart, Inc.:


We have audited the accompanying consolidated balance sheets of Whittman-Hart, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Whittman-Hart, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




KPMG LLP
/s/ KPMG LLP
Chicago, Illinois
January 14, 1999

                      WHITTMAN-HART, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                    December 31,
                                                                           -------------------------------
                                                                               1998              1997
                                                                           -------------     -------------
ASSETS
Current assets:
   Cash and cash equivalents                                               $  48,166,865     $   8,986,948
   Short-term investments                                                     69,761,505        58,708,379
   Trade accounts receivable, net of allowance for doubtful accounts of
      $1,538,560 and $497,746 in 1998 and 1997, respectively                  54,661,428        35,642,487
   Prepaid expenses and other current assets                                   3,783,461         3,185,175
   Notes and interest receivable                                                 168,847            48,602
   Deferred income taxes                                                         988,457           801,315
                                                                           -------------     -------------
      Total current assets                                                   177,530,563       107,372,906
Property and equipment, at cost:
   Land                                                                        4,811,253           200,000
   Buildings                                                                   6,999,605         4,876,649
   Office furniture and equipment                                             13,050,216         8,038,475
   Computer equipment and software                                            16,838,639         6,321,955
   Automobiles                                                                   105,311           165,923
   Leasehold improvements                                                      1,139,504           708,691
                                                                           -------------     -------------
                                                                              42,944,528        20,311,693
   Less accumulated depreciation and amortization                             (8,892,036)       (4,952,682)
                                                                           -------------     -------------
Net property and equipment                                                    34,052,492        15,359,011
Notes receivable                                                                    --             149,019
Long-term investments                                                         30,195,927              --
Other assets                                                                   1,240,864           899,267
                                                                           -------------     -------------
      Total assets                                                         $ 243,019,846     $ 123,780,203
                                                                           -------------     -------------
                                                                           -------------     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $   1,780,579     $   2,096,974
   Accrued compensation and related costs                                     20,361,051        15,764,561
   Accrued expenses and other liabilities                                      7,905,759         4,055,667
   Income taxes payable                                                        2,620,113         1,426,632
   Current maturities of long-term debt                                             --             924,146
                                                                           -------------     -------------
      Total current liabilities                                               32,667,502        24,267,980

Deferred income taxes                                                            879,226           190,562
Deferred rent                                                                  1,671,978         1,329,225
Deferred revenue                                                                  37,720              --
Long-term debt, less current maturities                                             --             237,313
                                                                           -------------     -------------
      Total liabilities                                                       35,256,426        26,025,080
Stockholders' equity:
   Preferred stock, $.001 par value; 3,000,000 shares authorized, none
      issued and outstanding                                                        --                --
   Common stock, $.001 par value; 75,000,000 authorized, 51,506,365 and
      45,845,762 shares issued in 1998 and 1997, respectively                     51,506            45,846
   Additional paid-in capital                                                172,817,168        82,706,429
   Retained earnings                                                          35,660,396        16,215,331
   Deferred compensation                                                        (848,628)       (1,209,925)
   Accumulated other comprehensive income                                         82,978            (2,558)
                                                                           -------------     -------------
      Total stockholders' equity                                             207,763,420        97,755,123
                                                                           -------------     -------------
      Total liabilities and stockholders' equity                           $ 243,019,846     $ 123,780,203
                                                                           -------------     -------------
                                                                           -------------     -------------

          See accompanying notes to consolidated financial statements.

                      WHITTMAN-HART, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                                     YEARS ENDED DECEMBER 31,
                                                        -------------------------------------------------
                                                             1998              1997              1996
                                                        -------------     -------------     -------------
Revenues                                                $ 307,613,193     $ 181,655,304     $ 106,702,022
Cost of services                                          176,830,329       108,455,929        65,383,015
                                                        -------------     -------------     -------------
   Gross profit                                           130,782,864        73,199,375        41,319,007
Costs and expenses:
   Selling                                                 12,123,628         6,746,468         3,750,904
   Recruiting                                              10,509,396         6,309,806         3,390,857
   General and administrative                              79,334,476        43,922,530        26,237,073
   Business combination costs                                 774,609         1,771,257              --
                                                        -------------     -------------     -------------
      Total costs and expenses                            102,742,109        58,750,061        33,378,834
                                                        -------------     -------------     -------------
Operating income                                           28,040,755        14,449,314         7,940,173
Other income (expense):
   Interest expense                                           (65,910)          (28,586)             --
   Interest income                                          5,695,828         3,587,791         1,360,000
   Other, net                                                  16,867          (184,205)             --
                                                        -------------     -------------     -------------
      Total other income (expense)                          5,646,785         3,375,000         1,360,000
                                                        -------------     -------------     -------------
Income before income taxes
                                                           33,687,540        17,824,314         9,300,173
Income taxes:
     Initial deferred income taxes                            676,334              --                --
     Income taxes                                          14,197,567         7,831,769         3,422,000
                                                        -------------     -------------     -------------
     Total income taxes                                    14,873,901         7,831,769         3,422,000
                                                        -------------     -------------     -------------
Net income                                              $  18,813,639     $   9,992,545     $   5,878,173
                                                        -------------     -------------     -------------
                                                        -------------     -------------     -------------
Basic earnings per share                                $        0.38     $        0.22     $        0.16
                                                        -------------     -------------     -------------
                                                        -------------     -------------     -------------
Diluted earnings per share                              $        0.35     $        0.21     $        0.15
                                                        -------------     -------------     -------------
                                                        -------------     -------------     -------------
Weighted average number of common shares outstanding       49,423,811        44,760,342        36,350,726
                                                        -------------     -------------     -------------
                                                        -------------     -------------     -------------
Weighted average number of common and common
   equivalent shares outstanding                           54,258,469        47,983,096        40,331,994
                                                        -------------     -------------     -------------
                                                        -------------     -------------     -------------



          See accompanying notes to consolidated financial statements.

                      WHITTMAN-HART, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME



                                                     Common Stock            Additional
                                               --------------------------      Paid-in       Retained      Deferred
                                                 Shares        Amount          Capital       Earnings    Compensation
                                               ----------   -------------   -------------   -----------  ------------
Balance at December 31, 1995                   24,744,192   $      24,744   $     463,340   $   344,104         --

Net income and comprehensive income                                                           5,878,173

Issuance of common stock                       14,727,056          14,727      65,731,506
Issuance of common stock
  pooled-company                                   70,235              70         115,000
Issuance of common stock from
  exercise of stock options                        85,320              86         209,767
Issuance of common stock from
  employee stock purchase plan                    147,200             147         529,771
Tax benefit related to stock plans                                                836,976
Purchase of common stock
Conversion of redeemable convertible
  preferred stock to common stock               3,824,296           3,824       5,530,019        50,000
Deferred compensation from issuance
  of stock options                                                                124,940                   (124,940)
Amortization of deferred compensation                                                                         27,109
                                               ----------   -------------   -------------   -----------   ----------
Balance at December 31, 1996                   43,598,299          43,598      73,541,319     6,272,277      (97,831)

Net income                                                                                    9,992,545
Other comprehensive loss,
  net of tax
  Foreign currency translation
    adjustment
  Other comprehensive income
Comprehensive income
Issuance of common stock
  related to acquisitions                         699,216             699         386,763       (49,491)
Issuance of common stock related
  to software purchase                             20,844              21         247,852
Issuance of common stock from
  exercise of stock options                       783,022             783       2,618,467
Issuance of common stock pooled-company           459,725             460         732,500
Issuance of common stock from
  employee stock purchase plan                    132,956             133       1,194,688
Tax benefit related to stock plans                                              2,510,523
Issuance of restricted stock awards
  and options                                     151,700             152       1,474,317                 (1,474,469)
Amortization of deferred compensation                                                                        362,375
                                               ----------   -------------   -------------   -----------   ----------
Balance at December 31, 1997                   45,845,762          45,846      82,706,429    16,215,331   (1,209,925)

Net income                                                                                   18,813,639
Other comprehensive loss, net of tax
  Foreign currency translation adjustment
  Unrealized gains on securtities
  Other comprehensive income
Comprehensive income
Issuance of common stock
  related to acquisitions                         600,000             600           1,800       631,426
Issuance of common stock                        3,400,000           3,400      69,576,102
Issuance of common stock from
  exercise of stock options                     1,527,501           1,527      11,345,314
Tax benefit related to stock plans                                              7,302,677
Issuance of common stock from
  employee stock purchase plan                    133,102             133       1,884,846
Amortization of deferred compensation                                                                     $  361,297
                                               ----------   -------------   -------------   -----------   ----------
Balance at December 31, 1998                   51,506,365   $      51,506   $ 172,817,168   $35,660,396   $ (848,628)
                                               ----------   -------------   -------------   -----------   ----------


                                                                                      Accumalated
                                            Treasury Stock at Cost                      Other
                                            ----------------------    Comprehensive  Comprehensive
                                             Shares       Amount      Income (Loss)  Income (Loss)       Total
                                            --------     --------     -------------  -------------   -------------
Balance at December 31, 1995                $(30,792)    $(24,098)     $     --         $  --        $     808,090

Net income and comprehensive income                                      5,878,173                       5,878,173
                                                                         ---------
                                                                         ---------

Issuance of common stock                                                                                65,746,233
Issuance of common stock
  pooled-company                                                                                           115,070
Issuance of common stock from
  exercise of stock options                    93,126       84,406                                         294,259
Issuance of common stock from
  employee stock purchase plan                                                                             529,918
Tax benefit related to stock plans                                                                         836,976
Purchase of common stock                      (75,544)     (73,105)                                        (73,105)
Conversion of redeemable convertible
  preferred stock to common stock                                                                        5,583,843
Deferred compensation from issuance
  of stock options                                                                                            --
Amortization of deferred compensation                                                                       27,109
                                            --------     --------      -----------      --------     -------------
Balance at December 31, 1996                  (13,210)     (12,797)           --            --          79,746,566

Net income                                                               9,992,545                       9,992,545
Other comprehensive loss,
  net of tax
  Foreign currency translation
    adjustment                                                              (2,558)
                                                                       -----------
  Other comprehensive income                                                (2,558)       (2,558)           (2,558)
                                                                       -----------
Comprehensive income                                                     9,989,987
                                                                       -----------
                                                                       -----------
Issuance of common stock
  related to acquisitions                                                                                  337,971
Issuance of common stock related
  to software purchase                                                                                     247,873
Issuance of common stock from
  exercise of stock options                    13,210       12,797                                       2,632,047
Issuance of common stock pooled-company                                                                    732,960
Issuance of common stock from
  employee stock purchase plan                                                                           1,194,821
Tax benefit related to stock plans                                                                       2,510,523
Issuance of restricted stock awards
  and options                                                                                                 --
Amortization of deferred compensation                                                                      362,375
                                            --------     --------      -----------      --------     -------------
Balance at December 31, 1997                     --           --              --          (2,558)       97,755,123

Net income                                                              18,813,639                      18,813,639
Other comprehensive loss, net of tax
  Foreign currency translation adjustment                                   (9,029)
  Unrealized gains on securtities                                           94,565
                                                                       -----------
  Other comprehensive income                                                85,536        85,536            85,536
                                                                       -----------
Comprehensive income                                                    18,899,175
                                                                       -----------
                                                                       -----------
Issuance of common stock
  related to acquisitions                                                                                  633,826
Issuance of common stock                                                                                69,579,502
Issuance of common stock from
  exercise of stock options                                                                             11,346,841
Tax benefit related to stock plans                                                                       7,302,677
Issuance of common stock from
  employee stock purchase plan                                                                           1,884,979
Amortization of deferred compensation                                                                      361,297
                                            --------     --------      -----------      --------     -------------
Balance at December 31, 1998                 $   --       $   --        $     --         $82,978     $ 207,763,420
                                            --------     --------      -----------      --------     -------------



          See accompanying notes to consolidated financial statements.

                      WHITTMAN-HART, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                  YEARS ENDED DECEMBER 31,
                                                                    ---------------------------------------------------
                                                                         1998              1997                1996
                                                                    -------------      -------------      -------------
Cash flows from operating activities:
   Net income                                                       $  18,813,639      $   9,992,545      $   5,878,173
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                     3,841,733          2,551,155          1,320,164
      Deferred income taxes                                               501,522           (632,793)          (183,360)
      Gain on disposition of property and equipment                          --                 --              (12,489)
      Unrealized gain on investments                                      (44,429)          (594,119)              --
      Unrelized holding gain on investments                               (94,565)              --                 --
      (Gain) loss  on sales of short-term investments                       3,265             (4,641)           (10,438)
      Executive stock expense                                                --                 --               30,214
      Changes in assets and liabilities, net of acquisition:
        Trade accounts receivable, net                                (17,746,302)       (16,118,994)        (8,318,560)
        Income taxes receivable                                              --              140,154            535,865
        Prepaid expenses and other current assets                        (537,090)        (1,775,972)          (914,609)
        Other assets                                                     (341,597)            85,306           (251,532)
        Accounts payable                                                 (328,521)           438,950            171,825
        Accrued compensation and related costs                          4,555,293          5,204,564          3,808,542
        Income taxes payable                                            8,496,158          3,922,456               --
        Accrued expenses and other liabilities                          3,850,092          2,409,749             97,367
        Deferred rent                                                     342,753            441,060            349,231
        Other, net                                                        154,261            222,335            377,230
                                                                    -------------      -------------      -------------
Net cash provided by operating activities                              21,466,212          6,281,755          2,877,623
                                                                    -------------      -------------      -------------
Cash flows from investing activities:
  Purchases of short-term investments                                (182,250,879)      (115,921,644)       (38,980,367)
  Sales of short-term investments                                     141,200,598         88,713,027          8,064,005
  Payment for acquisition                                                    --             (605,000)              --
  Purchases of property and equipment                                 (21,706,458)       (11,211,031)        (4,038,049)
                                                                    -------------      -------------      -------------
Net cash used in investing activities                                 (62,756,739)       (39,024,648)       (34,954,411)
                                                                    -------------      -------------      -------------
Cash flows from financing activities:
  Payments on line of credit, net                                        (924,146)              --                 --
  Proceeds from issuance of bank debt                                     207,305            915,104            208,775
  Payments on bank debt                                                  (949,367)              --           (1,737,512)
  Payments on related party debt                                             --             (200,000)          (117,413)
  S corporation distributions-QCC                                        (674,670)              --                 --
  Proceeds from issuance of common stock, net of issuance costs        69,579,502            732,501         65,834,102
  Proceeds from exercise of stock options                              11,346,842          2,590,412            277,427
  Proceeds from employee stock purchase plan                            1,884,978          1,194,821            529,919
  Purchase of common stock                                                   --                 --              (73,105)
  Partnership capital distributions                                          --                 --             (873,087)
                                                                    -------------      -------------      -------------
Net cash provided by financing activities                              80,470,444          5,232,838         64,049,106
                                                                    -------------      -------------      -------------

Net increase (decrease)  in cash and  cash equivalents                 39,179,917        (27,510,055)        31,972,318
Cash and cash equivalents at beginning of year                          8,986,948         36,497,003          4,524,685
                                                                    -------------      -------------      -------------
Cash and cash equivalents at end of year                            $  48,166,865      $   8,986,948      $  36,497,003
                                                                    -------------      -------------      -------------
                                                                    -------------      -------------      -------------
Supplemental disclosures of cash flow information:
  Interest paid                                                     $      65,911      $     140,427      $      74,281
  Income taxes paid                                                     5,095,132          4,402,401          2,928,733

Supplemental disclosures of noncash financing activities:
  Issuance of common stock to employees                                      --              900,000            102,130
  Conversion of redeemable convertible preferred stock                       --                 --            5,583,843
  Tax benefit related to stock plans                                    7,302,677          2,510,523            836,976
  Issuance of common stock for the purchase of software                      --              247,873               --
  Issuance of common stock for business combinations                      600,000            337,971               --


     See accompanying notes to consolidated financial statements.

                      WHITTMAN-HART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

1.   DESCRIPTION OF BUSINESS

     Whittman-Hart, Inc. (the "Company") provides strategic information technology ("IT") business solutions designed to improve its clients' productivity and competitive position. The Company offers its clients a single source for a comprehensive range of services required to successfully design, develop and implement integrated solutions in the client/server, open systems, midrange and mainframe computing environments. Among the services offered by the Company are systems integration; strategic IT planning; software development; package software implementation; business process reengineering; organizational change management; networking and connectivity; conventional and multimedia documentation and training; design and implementation of collaborative computing solutions; and design and implementation of electronic commerce solutions (such as Internet/intranet and electronic data interchange). The Company serves clients in a broad range of industries including communications, consumer products, distribution, diversified services, financial services, insurance, manufacturing, pharmaceuticals, professional services, retail and technology throughout the United States and in London, England.

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

     BASIS OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

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

     CASH EQUIVALENTS, SHORT-TERM AND LONG-TERM INVESTMENTS

     Cash equivalents are comprised of certain highly liquid investments with original maturities of less than three months. Short-term investments consist of debt securities with original maturities beyond three months but less than twelve months. Long-term investments consist of debt securities with original maturities beyond twelve months. The short-term and long-term investments are classified as available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Short-term and Long-term investments are reported at fair value.

     INCOME TAXES

     Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     STOCK OPTIONS

     Prior to January 1, 1996, the Company accounted for its stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock options grants made in 1996 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of Statement 123.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments are stated at their fair values.

     COMPREHENSIVE INCOME

     On January 1, 1998 the Company adopted SFAS. No. 130 "Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income, net unrealized gains (losses) on securities and foreign currency translation adjustments and is presented in the consolidated statements of shareholders' equity and comprehensive income . The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

     RECLASSIFICATIONS

     Certain 1997 and 1996 balances have been reclassified to conform to the 1998 presentation.

3.   EARNINGS PER SHARE

     COMPUTATION OF NET INCOME AND EARNINGS PER SHARE

     Net income and pro forma earnings per share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per share" ("SFAS No. 128"). The following table reconciles the numerator and denominator for the calculation of basic and diluted earnings per share for the years ended December 31, 1998, 1997 and 1996:


                                     FOR THE YEAR ENDED DECEMBER 31, 1998
                                    INCOME           SHARES      PER-SHARE
                                  (NUMERATOR)     (DENOMINATOR)   AMOUNT

BASIC EPS
Net income available to
     common stockholders          $18,813,639      49,423,811     $   .38
                                                                  -------
                                                                  -------
Effect of dilutive securities;
     Stock options                                  4,599,381
     Restricted stock awards                          235,277
                                                    ---------
DILUTED EPS
Income available to common
    stockholders and assumed
    conversions                   $18,813,639      54,258,469     $   .35
                                  -----------      ----------     -------
                                  -----------      ----------     -------


                                       FOR THE YEAR ENDED DECEMBER 31, 1997
                                     INCOME         SHARES          PER-SHARE
                                   (NUMERATOR)   (DENOMINATOR)       AMOUNT
BASIC EPS
Net income available to
     common stockholders            $9,992,545     44,760,342       $   .22
                                                                    --------
Effect of dilutive securities;                                      --------
     Stock options                                  3,134,258
     Redeemable preferred stock                        88,496
                                                   ----------
DILUTED EPS
Income available to common
     stockholders and assumed
     conversions                    $9,992,545     47,983,096      $   .21
                                    ----------     ----------      -------
                                    ----------     ----------      -------


                                     FOR THE YEAR ENDED DECEMBER 31, 1996
                                    INCOME           SHARES      PER-SHARE
                                  (NUMERATOR)     (DENOMINATOR)   AMOUNT

BASIC EPS
Net income available to common
stockholders                         $5,878,173     36,350,726     $   .16
                                                                   -------
                                                                   -------
Effect of dilutive securities;
     Stock options                                   2,688,992
     Redeemable preferred stock                      1,292,276
                                                    ----------
DILUTED EPS
Net income  available to common
    stockholders and assumed
    conversions                      $5,878,173     40,331,994     $   .15
                                     ----------     ----------     -------
                                     ----------     ----------     -------


4.   ACQUISITIONS

     On March 20, 1997, the Company acquired the business operations and certain assets of Organizational Change Dynamics, Inc. ("OCD"), a Chicago-based firm dedicated to strategic business consulting. The purchase price consisted of a cash payment of $600,000 and 107,700 shares of restricted common stock (approximate market value of $900,000) that vest, pro rata, over a four year period. This acquisition was accounted for as a purchase and accordingly, the results of OCD have been included in the Company's consolidated statements of earnings from the date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets acquired of $605,264 has been recorded as goodwill and is being amortized on a straight-line basis over fifteen years. The pro forma impact of this purchase was not significant to the results of the Company's consolidated operations for the years ended December 31, 1997 and 1996.

     On September 8, 1997, the Company acquired all the outstanding capital stock of Expert Buying Systems, Inc. ("EBS") for 429,972 shares of its common stock. EBS, based in Vancouver, Washington, develops and markets software products and services designed to help companies select application software systems. The business combination has been accounted for as a pooling-of-interests combination. The stockholders' equity and operations of EBS were not material in relation to those of the Company. As such, the Company has recorded the combination as of September 8, 1997 without restating prior periods' consolidated statements of earnings to reflect the pooling-of-interests combination.

     On November 21, 1997, the Company acquired all the outstanding capital stock of Axis Consulting International, Inc. ("Axis") for 3,150,156 shares of its common stock. Headquartered in San Francisco with an office in New York, Axis' approximately 130 professionals provide SAP(R), network, Microsoft(R) enterprise, database and midrange solutions. This business combination has been accounted for as a pooling-of-interests combination and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Axis.

     On November 21, 1997, the Company acquired all the outstanding capital stock of World Consulting Limited ("World") for 269,244 shares of its common stock. Based in London, World specializes in JDEdwards(R) implementation solutions through a network of approximately 30 IT professionals. This business combination has been accounted for as a pooling-of-interests combination. The stockholders' equity and operations of World were not material in relation to those of the Company. As such, the Company has recorded the combination without restating prior periods' consolidated statements of earnings to reflect the pooling-of-interests combination.

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

     During July 1998, the Company acquired North Central Consulting, Inc. ("NCC"), a Minneapolis-based IT services firm. The Company issued 638,508 shares (includes the effect of stock split) of its common stock in the transaction, which was accounted as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements have been restated to include the financial position and results of operations of NCC for all periods presented. Headquartered in Minnetonka, Minnesota, with a satellite office in Milwaukee, NCC's approximately 120 professionals specialize in providing ERP software implementations, custom application development and internet-enabled solutions to middle-market manufacturing, distribution and financial services companies, as well as some divisions and departments of Fortune 500 companies. The combination of Whittman-Hart's recently opened Minneapolis branch with approximately 40 employees and NCC's four-year-old office accelerates Whittman-Hart's ability to provide a full suite of IT services to its target customer base.

The following table presents certain statement of earnings data of the Company and NCC: (in thousands)


                                 Whittman-
                                 Hart, Inc.       NCC        Combined
                                 ----------       ---        --------

Net revenues for the:
Year ended:
     December 31, 1996            $103,721     $  2,981      $106,702
     December 31, 1997            $173,477     $  8,178      $181,655
Six months ended (unaudited):
     June 30, 1998                $127,597     $  5,811      $133,408


Net income (loss) for the:
Year ended:
     December 31, 1996            $  5,788     $     90      $  5,878
     December 31, 1997            $ 10,317     $   (324)     $  9,993
Six months ended (unaudited):
     June 30, 1998                $  7,604     $   (372)     $  7,232



5.   DEBT OBLIGATIONS

     The Company has a loan agreement for up to $5,000,000 of unsecured credit with interest, at the Company's option, at the London Interbank Offered Rate (LIBOR) plus 1.5% or the lender's prime rate. No borrowings were outstanding under this loan agreement at December 31, 1998 or 1997. The loan agreement expires on April 30, 1999. At December 31, 1997, the Company had outstanding debt totaling $1.2 million related to debt owed by NCC. The outstanding debt included a line of credit in the amount $924,146 and $237,313 of other debt. The debt was fully paid during 1998 subsequent to the merger.

6.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

     During 1995, the Company issued 239,019 shares of Redeemable Preferred Stock. The Redeemable Preferred Stock was recorded at fair value on the date of issuance less issue costs. The excess of the preference value over the carrying value was being accreted by periodic charges to additional paid-in capital over the life of the issue.

     In connection with the Company's initial public offering in May 1996, the 239,019 shares of Redeemable Preferred Stock were converted into 3,824,296 shares of common stock. Upon the conversion to common stock, all accrued and unpaid dividends were canceled.

7.   STOCKHOLDERS' EQUITY

     On May 8, 1996, the Company completed an initial public offering of its common stock in which 10,400,000 shares were sold by the Company, resulting in net proceeds of approximately $37.8 million. On August 27, 1996, the Company completed a follow-on public offering of its common stock selling an additional 4,200,000 shares, which resulted in net proceeds of approximately $27.8 million.

     On May 8, 1998, the Company completed an offering of its common stock in which an additional 3,400,000 shares were sold by the Company, resulting in net proceeds to the Company of $69.6 million.

     In July 1998, the Board of Directors approved a 2-for-1 split of the Company's common shares. Shareholders received one additional common share for every share held on the record date of July 12, 1998. All of the per share data, as appropriate, reflect this split. The effect of the split is presented retroactively within stockholders' equity December 31, 1997 and December 31, 1996 by transferring the par value for the additional shares issued from the additional paid-in-capital accounts to common stock account.

8.   INVESTMENT SECURITIES

     At December 31, 1998, the Company classified its marketable debt securities as available-for-sale. Available-for-sale securities represent those securities that do not meet the classification of held to maturity and are not actively traded. At December 31, 1998, net unrealized holding gains from available-for-sale securities of $ 94,565 (net of income taxes of $63,043) were included as a separate component of shareholders equity of other comprehensive income until realized. The amortized cost, gross unrealized holding gains and losses and aggregate fair value of investment securities at December 31, 1998, were as follows.


                                              December 31, 1998
                                ------------------------------------------------
                                                      Gross
                                                  Unrealized Gains
                                Amortized Cost       and Losses       Fair Value
                                --------------    ----------------    --------

 Current:
   State and municipal bonds      $ 17,546            $   --           $ 17,546
 U.S. Government Securities         37,512                  60           37,572
 Corporate Bonds                    14,655                 (11)          14,644
                                  --------            --------         --------
                                  $ 69,713            $     49         $ 69,762
                                  --------            --------         --------

Non-Current:
  State and municipal bonds       $ 15,186            $     38         $ 15,224
 U.S. Government Securities          3,815                   8            3,823
  Corporate Bonds                   11,087                  62           11,149
                                  --------            --------         --------
                                  $ 30,088            $    108         $ 30,196
                                  --------            --------         --------


     The amortized cost, gross unrealized holding gains and losses and aggregate fair value of investment securities at December 31, 1997 were as follows.


                                            December 31, 1997
                                  ---------------------------------------------
                                                   Gross Unrealized
                                  Amortized Cost      and Losses     Fair Value
                                  --------------   ----------------  ----------
  Current:

      State and municipal bonds     $ 6,798            $  --           $ 6,798
     U.S. Government Securities      42,834               --            42,834
     CORPORATE BONDS                  9,076               --             9,076
                                    -------            -------         -------
                                    $58,708               --           $58,708
                                    -------            -------         -------

Non-Current:
      State and municipal bonds     $  --              $  --           $  --
     U.S. Government Securities        --                 --              --
     CORPORATE BONDS                   --                 --              --
                                    -------            -------         -------
                                    $  --              $  --           $  --
                                    -------            -------         -------



At December 31, 1997 short-term investments fair value approximated cost.

The contractual maturities at December 31, 1998 were as follows:


                                           Fair Value
                                           ----------
Due with in one year                        $69,762
Due after one year through five years        24,308
Due after five years                          5,888
                                            -------
                                            $99,958
                                            -------
                                            -------



9.   COMMITMENTS

LEASES

     The Company leases its office facilities and certain equipment under operating lease arrangements which expire at various dates through October 2005.

     Rent expense for the years ended December 31, 1998, 1997 and 1996 was $12,258,776, $6,830,906 and $4,815,301 respectively. The future minimum annual lease payments under noncancelable long-term leases are as follows:


     Year Ending December 31,            Amount
     ------------------------            ------

     1999                           $12,379,089
     2000                             8,977,598
     2001                             5,730,602
     2002                             5,366,142
     2003                             4,913,228
     Thereafter                       5,685,006
                                    -----------
                                    $43,051,665
                                    -----------
                                    -----------


PROPERTY

     The Company has commitments under contracts for the construction and the purchase of property related to the expansion of the Company's offices. These commitments aggregate approximately $ 8.9 million at December 31, 1998.

10.  INCOME TAXES

     Income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 consists of the following:


                           1998                1997                1996
                       ------------        ------------        ------------
Current:
    Federal            $ 11,610,151        $  6,969,138        $  2,941,296
    Foreign                     (93)              3,948                --
    State                 2,825,366           1,491,476             684,259
                       ------------        ------------        ------------
                         14,435,424           8,464,562           3,625,555
                       ------------        ------------        ------------
Deferred:
    Federal                 333,518            (528,377)           (165,793)
    State                   104,959            (104,416)            (37,762)
                       ------------        ------------        ------------
                            438,477            (632,793)           (203,555)
                       ------------        ------------        ------------
                       $ 14,873,901        $  7,831,769        $  3,422,000
                       ------------        ------------        ------------
                       ------------        ------------        ------------

     The reconciliation of income taxes computed using the federal statutory rate of 35% for both 1998 and 1997, and 34% for 1996. The Company's income tax expense is as follows:


                                                                          1998         1997         1996
                                                                          ----         ----         ----

Federal income tax at the statutory rate                                  35.0%        35.0%        34.0%
State income tax, net of federal tax benefit                               5.7          4.8          4.5
Tax exempt interest income                                                (1.2)         (.5)        (2.1)
Nondeductible expenses, primarily merger related in 1998 and 1997          3.9          1.4          1.4
Other                                                                      0.8          2.4         (0.6)
                                                                          ----         ----         ----
                                                                          44.2%        43.1%        37.2%
                                                                          ----         ----         ----
                                                                          ----         ----         ----


     The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:


                                                             1998              1997
                                                             ----              ----

Deferred tax assets:
    Allowance for doubtful accounts                      $   530,700        $   133,415
    Accrued expenses                                         514,915            568,087
    Stock awards                                              76,302             76,303
    Deferred rent                                            673,306            369,295
    Deferred compensation                                     35,623             23,510
    Other                                                       --               92,056
                                                         -----------        -----------
         Total gross deferred tax assets                   1,830,846          1,262,666

     Deferred tax liabilities:
         Property and equipment - depreciation            (1,038,196)          (498,289)
         Other                                              (683,419)          (153,624)
                                                         -----------        -----------
              Total Gross Deferred Tax Liabilities        (1,721,615)          (651,913)
                                                         -----------        -----------
              Net deferred tax asset                     $   109,231        $   610,753
                                                         -----------        -----------
                                                         -----------        -----------


     No valuation allowance for deferred tax assets has been recorded as the Company believes it is more likely than not the deferred tax assets will be realized in the future.

     As a result of income tax benefits related to certain employee stock plans, $7,302,677 , $2,510,523 and $836,976 were credited to additional paid-in capital during 1998, 1997 and 1996, respectively.

11.  EXECUTIVE STOCK PLAN

     Prior to the Company's initial public offering, the Executive Stock Plan was used to reward selected executives for future services. Under the plan, executives were awarded common stock that vested over a specified period. In the event employment was terminated prior to vesting, the executive would not be entitled to receive the common stock. Executive stock expense reported in the consolidated statements of earnings amounted to $30,214 in 1996.

12.  EMPLOYEE STOCK OWNERSHIP PLAN

     The Company sponsors an Employee Stock Ownership Plan ("ESOP") which covers substantially all employees over the age of 21 who have completed one year of service. Annual ESOP contributions are determined at the discretion of the Company's Board of Directors. Plan participants become fully vested after completing four years of service. There were no contributions in 1998, 1997 and 1996. The ESOP held 743,364, 759,158 and 826,152 shares of the Company's common stock at December 31, 1998, 1997 and 1996, respectively. The Company merged the ESOP with its Saving and Investment Plan on July 1, 1997. All benefit and allocation provisions remain the same under the merged plan. The Company does not intend to make future contributions to the ESOP.

13.  401(k) RETIREMENT PLAN

     The Company's 401(k) plan covers all employees who have reached 21 years of age. Participants may contribute up to 12% of their eligible compensation. The Company matches participant contributions as defined within the plan. Company contributions amounted to $1,873,539, $1,072,520, and $320,081 in 1998, 1997 and
1996, respectively.

14.  EMPLOYEE STOCK PURCHASE PLAN

     In 1996, the Company established a stock purchase plan, under the Internal Revenue Code Section 423, which permits eligible employees to purchase, through payroll deductions, shares of the Company's common stock at 90% of the fair market value on the first or last day of each six-month offering period, whichever is lower. Payroll deductions may not exceed 20% of the employee's total gross pay in any calendar year. The Company has reserved an aggregate of 1,600,000 shares of common stock for issuance under the plan. During the years ended December 31, 1998, 1997, and 1996, 133,102, 132,956 and 147,200 shares of common stock were purchased under the plan, respectively.

15.  STOCK COMPENSATION PLANS

     In 1995, the Company adopted a stock option plan under which certain employees may be granted the right to purchase shares of common stock at the fair market value on the date of grant. The Company has reserved an aggregate of 24,000,000 shares of common stock for issuance under the plan. Stock options may be exercised only to the extent they have vested in accordance with provisions determined by the Board of Directors.

     The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $9.07, $3.84 and $3.91, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1998- expected dividend yield of 0%, expected volatility of 45%, risk-free interest rate of 5.5% and an expected life of 5.6 years; 1997- expected dividend yield of 0%, expected volatility of 45%, risk-free interest rate of 5.5% and an expected life of 3 years; 1996- expected dividend yield of 0%, expected volatility of 45%, risk-free interest rate of 6.0% and an expected life of 3.25 years.

     Under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights under the Employee Stock Purchase Plan. The weightedaverage fair value of those purchase rights granted in 1998, 1997 and 1996 was $4.72, $2.25 and $1.45 using the Black-Scholes model with the following assumptions: 1998- expected dividend yield of 0%, expected volatility of 45%, risk-free interest rate of 5.5% and an expected life of six months; 1997-expected dividend yield of 0%, expected volatility of 45%, risk-free interest rate of 5.5% and an expected life of six months; 1996- expected dividend yield of 0%, expected volatility of 45%, risk-free interest rate of 5.2% and an expected life of six months.

     The Company applies APB 25 in accounting for its plans and accordingly, no compensation cost has been recognized in the consolidated financial statements for its stock options and its stock purchase plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock-based compensation plans under SFAS No. 123, the Company's consolidated net income and net income per share would have been reduced to the pro forma amounts indicated below:


                                                    1998               1997              1996
                                                    ----               ----              ----

Net Income                      As reported     $ 18,813,639       $ 9,992,545       $ 5,878,173
                                Pro forma       $  9,148,939       $ 7,192,273       $ 5,380,424

Diluted earnings per share      As reported     $       0.35       $      0.21       $      0.15
                                Pro forma       $       0.17       $      0.15       $      0.13



     Stock option transactions for the years ended December 31, 1996, 1997 and 1998 are summarized as follows (in thousands, except for per share data):


                                         1996                             1997                                1998
                                ----------------------- ---    ----------------------------        ----------------------------
                                Shares   Weighted-Average      Shares    Weighted-Average           Shares    Weighted-Average
                                 (000)    Exercise Price        (000)     Exercise Price             (000)     Exercise Price
                                -------- ------------------    -------- -------------------        ---------- -----------------
Outstanding at beginning of year    3,644        $   1.60      3,410        $    1.77              6,466        $    7.08
Granted                               140            6.00      4,260            10.43             10,272            18.30
Exercised                            (179)           1.65       (796)            3.25             (1,518)            7.48
Forfeited                            (195)           1.70       (408)            5.14             (1,004)           15.93
                                    -----                      -----                              ------
Outstanding at end of year          3,410            1.77      6,466             7.08             14,216            14.54

Options exercisable at year-end       994                      1,860                               4,649
Weighted-average fair value
of options granted during the year  $3.91                      $3.84                               $9.07


     The following table summarizes information about stock options outstanding at December 31, 1998:


                                        Options Outstanding                  Options Exercisable
                             -----------------------------------------    --------------------------
                                             Weighted-       Weighted-
                                              Average         Average                    Weighted-
         Range of                            Remaining       Exercise                     Average
     Exercise Prices         Shares      Contractual Life      Price      Shares      Exercise Price
     -----------------------------------------------------------------------------------------------
     $.8225 to 5.111         1,819,483         7.0 years      $ 1.62     1,418,721         $ 1.61
     $7.00 to 10.00          1,706,060         8.2              8.79       941,480           8.77
     $10.56 to 14.94         4,153,359         8.9             14.19     1,727,257          14.07
     $15.00 to 19.94         1,227,783         9.3             16.79       366,116          16.17
     $20.00 TO 24.78         5,310,478         9.4             20.57       194,966          23.09
     --------------------------------------------------------------------------------------------
     $0.8225 to 24.78       14,217,163         8.8           $ 14.54     4,648,540          $9.74
     --------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------

16. GEOGRAPHIC AND SEGMENT INFORMATION

     The Company has one reportable segment which is the aggregation of all of the Company's operating segments. The Company's branch locations were identified as operating segments. The branch locations provide services including Solutions Strategies, Packaging Software Solutions, Custom Applications, Network Enabled Solutions, and Interactive Solutions. The operating segments have similar economic characteristics including nature of services, type of customer, service methodologies and processes and long-term average gross margins. The Company's London office, its only non-U.S. office, accounted for less than 10% of the consolidated revenues and identifiable assets in each of the last three years.

17.  RELATED-PARTY TRANSACTIONS

     The Company has several notes receivable from executives outstanding at December 31, 1998 and 1997 totaling $168,846 and $197,621, respectively. The notes bear interest at the prime rate and are due on various dates through October 1999. In addition, the Company has accounts receivable in the amount of $338,263 and $114,221 at December 31, 1998 and 1997, respectively, with a related company. Officers of the Company own a percentage interest in the related company.

18.  REVENUES FROM SIGNIFICANT CLIENTS

     During 1998, 1997 and 1996 no client accounted for 10% or more of the Company's total consolidated revenues.

19. SUBSEQUENT EVENT

     On March 9, 1999, the Company issued 576,074 shares of its common stock for all the outstanding common stock of the Waterfield Technology Group ("Waterfield"). This business combination will be accounted for as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of Waterfield.

     The following unaudited pro forma data summarizes the combined results of operations of the Company and Waterfield as if the combination had been consummated on December 31, 1998, and reflects adjustments to conform the accounting methods of Waterfield to those of the Company.

                                                       Years Ended December 31,
                                       --------------------------------------------------
                                          1998                   1997             1996
                                          ----                   ----             ----

     Net Sales                         $322,887,614         $182,371,642     $113,042,194
                                       ------------         ------------     ------------
                                       ------------         ------------     ------------

     Net Income                          18,835,145           10,466,819        6,083,583
                                       ------------         ------------     ------------
                                       ------------         ------------     ------------

     Diluted Earnings per share        $       0.34         $       0.22     $       0.15
                                       ------------         ------------     ------------
                                       ------------         ------------     ------------


                          INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
Whittman-Hart, Inc.:

      Under date of January 14, 1999, we reported on the consolidated balance sheets of Whittman-Hart, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

      In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG LLP
/s/ KPMG LLP
Chicago, Illinois
January 14, 1999

                                                                     SCHEDULE II

                               WHITTMAN-HART, INC.
                        VALUATION AND QUALIFYING ACCOUNTS



                                                  Balance at       Charged to                         Balance at
                                                   Beginning       Costs and                            End of
Description                                         of Year         Expenses      Deductions (1)         Year
-------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 1998:
       Allowance for doubtful accounts             $ 497,746      $  2,570,903       $(1,530,089)      $ 1,538,560


For the year ended December 31, 1997:
       Allowance for doubtful accounts              160,000            534,396          (196,650)          497,746

For the year ended December 31, 1996
       Allowance for doubtful accounts              100,000            338,478          (278,478)          160,000


(1)  Bad debts written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Whittman-Hart, Inc.

Date:         March 24, 1999            By:  /S/ Robert F. Bernard
         -------------------------           ---------------------
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


Signature                                 Title                                          Date
---------                                 -----                                          ----

/S/ Robert F. Bernard                 Chairman of the Board                              March 24, 1999
--------------------------------
Robert F. Bernard                     and Chief Executive Officer
                                      (principal executive officer)

/S/ Kevin M. Gaskey                   Chief Financial Officer and Treasurer              March 24, 1999
--------------------------------
Kevin M. Gaskey                       (principal financial and accounting officer)

/S/ Edward V. Szofer                  Director, President and Secretary                  March 24, 1999
--------------------------------
Edward V. Szofer

/S/ Paul D. Carbery                   Director                                           March 24, 1999
--------------------------------
Paul D. Carbery

/S/ Lawrence P. Roches                Director                                           March 24, 1999
--------------------------------
Lawrence P. Roches

/S/ Robert F. Steel                   Director                                           March 24, 1999
--------------------------------
Robert F. Steel


                                INDEX TO EXHIBITS


Exhibit No.           Description
-----------           -----------------------

     23.1             Consent of KPMG  LLP.
     27.1             Financial Data Schedule