Form 10-Q
period 1999-03-31
WHITTMAN HART INC
filed 1999-05-17
CIK 1009403

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999
                                     --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

      Commission file number:      0-28166
                                   -------



                               WHITTMAN-HART, INC.
              ----------------------------------------------------
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


                                 (312) 922-9200
                                  -------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of May 1, 1999, there were 53,150,203 shares of common stock of the registrant outstanding.

                               WHITTMAN-HART, INC.

                                    FORM 10-Q


                  For the quarterly period ended March 31, 1999


                                TABLE OF CONTENTS
                                -----------------

PART I:  FINANCIAL INFORMATION                                                                Page

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1999                                       3
         and December 31, 1998 (unaudited)

         Consolidated Statements of Earnings and Comprehensive Income
         for the three months ended March 31, 1999
         and March 31, 1998 (unaudited)                                                         4

         Consolidated Statements of Cash Flows for the three months ended
         March 31, 1999 and March 31, 1998 (unaudited)                                          5

         Notes to Consolidated Financial Statements                                             6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                              8

Item 3.  Quantitative and Qualitative Disclosure                                               13


PART II: OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                                             14



Item 6.  Exhibits and Reports on Form 8-K                                                      14


INDEX TO EXHIBITS                                                                              14


SIGNATURES                                                                                     15


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               WHITTMAN-HART, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                         MARCH 31,             DECEMBER 31,
                                                                           1999                    1998
                                                                      -------------           -------------
                                     ASSETS
Current assets:
Cash and cash equivalents                                             $  39,745,531           $  49,656,020
Short-term investments                                                   78,715,973              70,478,919
Trade accounts receivable, net of allowance for
     doubtful accounts of $1,769,473 and  $1,797,631 in 1999
     and 1998, respectively                                              64,346,227              56,321,881
Prepaid expenses and other current assets                                 5,629,192               3,858,396
Notes and interest receivable                                               225,307                 168,847
Deferred income taxes                                                     1,165,241                 988,457
                                                                      -------------           -------------
           Total current assets                                         189,827,471             181,472,520
                                                                      -------------           -------------

Property and equipment, net                                              43,375,205              34,862,122
Long-term investments                                                    34,459,968              30,195,927
Deferred income taxes                                                             -                  79,500
Other assets                                                              1,269,809               1,256,106
                                                                      -------------           -------------
           Total assets                                               $ 268,932,453           $ 247,866,175
                                                                      -------------           -------------
                                                                      -------------           -------------

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                  $   3,250,924           $   1,988,652
    Accrued compensation and related costs                               24,932,284              21,610,028
    Income taxes payable                                                          -               2,724,015
    Accrued expenses and other liabilities                                9,208,297               8,820,311
    Current maturities of long-term debt                                          -                 447,502
                                                                      -------------           -------------
          Total current liabilities                                      37,391,505              35,590,508
                                                                      -------------           -------------

Deferred income taxes                                                       150,841                 879,226
Deferred rent                                                             1,902,929               1,671,978
Deferred revenue                                                             64,956                  37,720
Other liabilities                                                            15,678                       -
Long-term debt, less current maturities                                           -                 229,478
                                                                      -------------           -------------
          Total liabilities                                              39,525,909              38,408,910
                                                                      -------------           -------------

Stockholders' equity:
     Preferred stock, $.001 par value; 3,000,000 shares
       authorized, none issued and outstanding
     Common stock, $.001 par value; 75,000,000 authorized                         -                       -
       52,850,000 and  shares issued and 52,082,439
       outstanding in 1999 and 1998, respectively                            52,850                  52,082
     Additional paid-in capital                                         187,998,961             173,694,055
     Retained earnings                                                   42,024,665              36,476,778
     Deferred compensation                                                 (769,554)               (848,628)
     Accumulated other comprehensive income                                  99,622                  82,978
                                                                      -------------           -------------
          Total stockholders' equity                                    229,406,544             209,457,265
                                                                      -------------           -------------
          Total liabilities and stockholders' equity                  $ 268,932,453           $ 247,866,175
                                                                      -------------           -------------
                                                                      -------------           -------------

          See accompanying notes to consolidated financial statements.

                               WHITTMAN-HART, INC.
          CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED
                                           -------------------------------------
                                              MARCH 31,               MARCH 31,
                                                1999                    1998
                                           -------------           -------------
Revenues                                   $ 104,092,168           $  64,420,137
Cost of services                              59,076,922              37,987,448
                                           -------------           -------------
     Gross profit                             45,015,246              26,432,689

Costs and expenses:
Selling                                        4,243,387               2,312,554
Recruiting                                     2,548,440               2,182,302
General and administrative                    26,959,063              16,784,773
Business combination costs                     2,652,034                 383,044
                                           -------------           -------------
     Total costs and expenses                 36,402,924              21,662,673
                                           -------------           -------------

Operating income                               8,612,322               4,770,016

Other income (expense):
     Interest expense                            (13,465)                (42,253)
     Interest income                           1,736,629                 920,955
     Other, net                                        -                   8,249
                                           -------------           -------------
          Total other income                   1,723,164                 886,951
                                           -------------           -------------

Income before income taxes                    10,335,486               5,656,967
Income taxes:
     Income tax                                4,775,960               2,398,581
     Initial deferred income tax                       -                 296,048
                                           -------------           -------------
     Total income taxes                        4,775,960               2,694,629
                                           -------------           -------------
Net income                                 $   5,559,526           $   2,962,338
Other comprehensive income-
   Foreign currency translation
   adjustments                                    46,490                     789
Unrealized appreciation of
available-for-sale securities                    (29,846)                      -
                                           -------------           -------------
Comprehensive income                       $   5,576,170           $   2,963,127
                                           -------------           -------------
                                           -------------           -------------

Basic earnings per share                   $        0.11           $        0.06
                                           -------------           -------------
                                           -------------           -------------

Diluted earnings per share                 $        0.09           $        0.06
                                           -------------           -------------
                                           -------------           -------------

Weighted average number of
     common shares outstanding                52,345,712              47,109,030
                                           -------------           -------------
                                           -------------           -------------

Weighted average number of
     common and common equivalent
     shares outstanding                       60,042,228              51,295,050
                                           -------------           -------------
                                           -------------           -------------


          See accompanying notes to consolidated financial statements.

                               WHITTMAN-HART, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  THREE MONTHS ENDED
                                                                                          -----------------------------------
                                                                                            MARCH 31,              MARCH 31,
                                                                                              1999                   1998
                                                                                          ------------           ------------
Cash flows from operating activities:
     Net income                                                                           $  5,559,526           $  2,962,338
     Adjustments to reconcile income to net income to cash provided by (used in)
     operating activities:
          Depreciation and amortization                                                      1,309,326                807,430
          Deferred income taxes                                                               (819,642)              (599,107)
          Gain (loss) on sales of investments                                                    2,677                 (9,011)
          Stock-based non-cash compensation expense                                          1,089,835                      -
          Unrealized holding loss on investments                                                29,846                      -
          Changes in assets and liabilities:
              Trade accounts receivable, net                                                (8,024,346)            (7,239,107)
              Prepaid expenses and other current assets                                       (757,907)              (242,135)
              Other assets                                                                     (13,703)              (131,305)
              Accounts payable                                                               1,262,272                779,790
              Accrued compensation and related costs                                         3,322,256               (143,524)
              Income taxes                                                                   3,144,955              1,267,635
              Accrued expenses and other liabilities                                           387,986               (270,969)
              Other, net                                                                       213,921               (108,248)
                                                                                          ------------           ------------
Net cash provided by (used in) operating activities                                          6,707,002             (2,926,213)
                                                                                          ------------           ------------

Cash flows from investing activities:
     Purchases of investments                                                              (32,425,964)           (41,002,427)
     Sales and maturities of investments                                                    19,843,929             46,010,122
     Purchases of property and equipment                                                    (9,708,134)            (4,330,155)
                                                                                          ------------           ------------
Net cash (used in) provided by investing activities                                        (22,290,169)               677,540
                                                                                          ------------           ------------

Cash flows from financing activities:
     Proceeds from issuance of debt                                                                  -                105,633
     Proceeds from exercise of stock options                                                 6,333,981              4,801,914
     Payment of long-term debt                                                                (661,303)              (227,697)
     S corporation distributions - QCC                                                               -               (674,670)
                                                                                          ------------           ------------
Net cash provided by financing activities                                                    5,672,678              4,005,180
                                                                                          ------------           ------------

Net increase (decrease) in cash and cash equivalents                                        (9,910,489)             1,756,507
Cash and cash equivalents at beginning of period                                            49,656,020             10,221,887
                                                                                          ------------           ------------
Cash and cash equivalents at end of period                                                $ 39,745,531           $ 11,978,394
                                                                                          ------------           ------------
                                                                                          ------------           ------------

Supplemental disclosures of cash flow information:
     Interest paid                                                                        $     13,465           $     44,924
     Income taxes paid                                                                       2,528,570              1,210,150

Supplemental disclosure of noncash financing activities
     Tax benefit related to stock plans                                                      6,881,859              3,419,978
     Issuance of common stock for business combinations (shares)                                     -                300,000


          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The accompanying unaudited interim consolidated financial statements of Whittman-Hart, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein includes all adjustments which are, in the opinion of management, necessary for a fair presentation of results for these interim periods, and all such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

      As described in Note 3, the Company acquired The Waterfield Technology Group ("Waterfield") in March 1999. The merger was accounted for under the pooling-of-interests method of accounting and, accordingly, the historical financial statements of the Company have been restated to include the financial position and results of operations of Waterfield for all periods presented.

      These financial statements should be read in conjunction with the Company's historical audited consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission.

2.    COMPUTATION OF EARNINGS PER SHARE

      Net income and earnings per share are computed in accordance with Financial Accounting Standards No. 128, "Earnings per share" ("Statement 128").

3.    BUSINESS COMBINATIONS

      During March 1998, the Company issued 600,000 shares of its common stock in exchange for all of the outstanding capital stock of QCC, Inc. ("QCC"). Headquartered in the Boston metropolitan area, QCC's approximately 75 professionals provide the following services: package software evaluation; business process reengineering; data warehousing; implementation of software packages developed by SSA-Registered Trademark-, Oracle-Registered Trademark-, and JDEdwards-Registered Trademark-; application development for AS/400 and client server applications; and Year 2000 compliance services. This business combination has been accounted for as a pooling-of-interests combination. The stockholders' equity and operations of QCC were not material in relation to those of the Company. As such, the Company has recorded the combination without restating prior periods' consolidated financial statements to reflect the pooling-of-interests combination. In connection with the acquisition of QCC, the Company recorded deferred income tax expense related to the establishment of deferred income tax assets and liabilities which arose due to the change in tax status from an S corporation to a C corporation.

      During July 1998, the Company issued 638,508 shares of its common stock in exchange for all the outstanding capital stock of North Central Consulting (" NCC"), a Minneapolis-based IT services firm. The transaction was accounted for as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of NCC for all periods presented. Headquartered in Minnetonka, Minnesota, with a satellite office in Milwaukee, NCC's approximately 120 professionals specialize in providing ERP software implementations, custom application development and internet-enabled solutions to middle-market manufacturing, distribution and financial services companies, as well as some divisions and departments of Fortune 500 companies. The combination of Whittman-Hart's opened Minneapolis branch with approximately 40 employees and NCC's four-year-old office accelerates Whittman-Hart's ability to provide a full-suite of IT services to its target customer base

       On March 9, 1999, the Company acquired all of the outstanding stock of the Waterfield Technology Group ("Waterfield") a Boston-based IT services firm and strategic business partner of Kurt Salmon and Associates, a global consulting firm, in exchange for 576,074 shares of the Company's common stock for all of the outstanding stock of the Waterfield. Headquarted in Lexington, Massachusetts, with a branch office in Parsippany, New Jersey, Waterfield's approximately 90 employees specialize in client server and internet-enabled application development. They have extensive experience with Java and Java-based tools, Powerbuilder and the Microsoft suite of products. This business combination was accounted for as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of Waterfield for all periods presented.

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

      Historically, the Company's revenue growth has been attributable to the addition of new clients and the growth of current client relationships at existing and new branch locations. During 1997 and 1998, the Company supplemented its internal revenue growth with acquisitions. During 1999, the Company intends to grow its existing branch locations and expand its network through the traditional greenfield approach supplemented by acquisitions. Each of the branches, originally developed by the Company, has generated annual revenue and gross profit growth since inception.

                              RESULTS OF OPERATIONS
                     --------------------------------------
                 The following table sets forth, for the periods
                 indicated, selected consolidated statements of
                   earnings and comprehensive income data as a
                             percentage of revenues:


                                                                    THREE MONTHS ENDED
                                                                 -------------------------
                                                                 March 31,       March 31,
                                                                   1999            1998
                                                                 --------        --------
CONSOLIDATED STATEMENT OF EARNINGS AND
     COMPREHENSIVE INCOME DATA:
Revenues                                                           100%            100%
Cost of services                                                    57              59
                                                                   ---             ---
Gross profit:                                                       43              41
Costs and expenses:
Selling                                                              4               4
Recruiting                                                           2               3
General and administrative                                          26              26
Business combination costs                                           3               *
                                                                   ---             ---
     Total costs and expenses                                       35              33
                                                                   ---             ---
Operating income                                                     8               8
Other income                                                         2               1
                                                                   ---             ---
Income before income taxes:                                         10               9
Income taxes                                                         5               4
Initial deferred income taxes                                        -               *
                                                                   ---             ---
     Total income taxes                                              5               4
                                                                   ---             ---
Net income                                                           5%              5%
                                                                   ---             ---
                                                                   ---             ---


                       *- Less than 1% of total revenues.

      REVENUES. Revenues increased 62% to $104.1 million for the three months ended March 31, 1999 from $ 64.4 million for the three months ended March 31, 1998. The increase was attributable to the addition of new clients and the growth of current client relationships at existing and new branch locations. Revenues from the Company's ten most significant clients grew by 55%, but as a percentage of total revenues remained at 13% both in the first quarters of 1999 and 1998.

       GROSS PROFIT. Gross profit consists of revenues less cost of services, which includes consultant salaries and benefits. Gross profit for the three months ended March 31,1999 grew 70% to $45.0 million from $26.4 million for the three months ended March 31,1998. Gross profit as a percentage of revenues was 43% in the first three months of 1999 as compared to 41% in 1998. These increases were attributable to a change in the sales mix toward higher-end service offerings and the Company's established branches reaching critical mass, partially offset by lower margins in recently opened branches.

      SELLING EXPENSES. Selling expenses include the salaries, benefits, commissions, travel, entertainment and all other direct costs associated with the Company's direct sales force.

      Selling expenses for the three months ended March 31, 1999 increased approximately 83% to $4.2 million from $2.3 million for the three months ended March 31, 1998. These increases were attributable to higher commissions, an increased fixed cost structure related to newly acquired offices and business development initiatives, and other costs associated with the increase in revenues. As a percentage of revenues, however, selling expenses in the first quarter of 1999 were 4%, consistent with the same period in the prior year.

      RECRUITING EXPENSES. Recruiting expenses consist of costs related to hiring new personnel. These costs include the salaries, benefits, bonuses and other direct costs of in-house recruiters, outside recruiting agency fees, sign-on bonuses, relocation fees and advertising costs. Recruiting expenses for the three months ended March 31, 1999 increased 17% to $2.5 million from $2.2 million for the three months ended March 31, 1998. The number of employees increased 40% to approximately 3,150 at March 31, 1999, from 2,245 at March 31, 1998. Total recruiting costs per hire were in line with the historical average of $5,000 to $7,000 for the three months ended March 31, 1999 and March 31, 1998. As a percentage of revenues, recruiting expenses fell to 2% for the three months ended March 31,1999 as compared to 3% for the three months March 31, 1998 due to the leveraging of fixed recruiting overhead on a higher revenue base. As of March 31, 1999, approximately 78% of the Company's total employees were consultants.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, travel, outside professional fees and all other branch and corporate costs. General and administrative expenses for the three months ended March 31, 1999 increased 61% to $ 27.0 million from $16.8 million for the three months ended March 31, 1998. As a percentage of revenues, general and administrative expenses remained constant at 26% for the three month periods ended March 31, 1999 and 1998.

      BUSINESS COMBINATION COSTS. Business combination costs were $2.7 million for the three months ended March 31, 1999 and $0.4 million for the three months ended March 31, 1998. As a percentage of revenue, business combination costs accounted for 3% of revenues for the three months ended March 31, 1999, and less than 1% for the three months ended March 31, 1998. The business combination costs included legal, accounting, other transaction-related fees and expenses, and severance payments and expenses resulting from non-cash compensation related to stock options. During the first three months of 1999, these costs related to the Company's acquisition of Waterfield in March 1999. In the first quarter of 1998, the Company incurred similar costs in connection with the acquisition of QCC Incorporated ("QCC").

      OPERATING INCOME. Operating income increased 81% to $8.6 million for the three months ended March 31, 1999 from $4.8 million in the three months ended March 31, 1998. As a percentage of revenues, operating income improved to 11% before business combination costs for the three months ended March 31, 1999, due to increased gross profit and lower recruiting costs. After business combination costs operating income remained constant at 8% for the three months ended March 31, 1999 and March 31, 1998.

      OTHER INCOME (EXPENSE). Other income (expense) increased 94% to $1.7 million for the three months ended March 31,1999 from $0.9 million for the three months ended March 31, 1998. The first quarter of 1999 included increased interest income on investments related to the net proceeds of $69.6 million from the Company's public offering in May 1998.

      INCOME TAXES. The Company's effective tax rate before non-deductible business combination costs for the three months ended March 31, 1999 and March 31, 1998 was 42% and 40%, respectively. The increase in the effective tax rate relates primarily to higher state tax rates of newly opened branch offices. The Company's effective tax rate was 46% for the three months ended March 31, 1999 as compared to 48% for the three months ended March 31, 1998. The effective tax rate for the three months ended March 31, 1999 including non-deductible business combination costs related to the acquisition of Waterfield. The effective tax rate for the three months ended March 31, 1998 includes non-deductible business combination costs and the recording of initial deferred income tax expense related to the acquisition of QCC.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1999, the Company had approximately $152.9 million of cash, cash equivalents, and short-term and long-term investments compared to $150.3 million at December 31, 1998. The Company's primary source of liquidity has been cash provided through equity offerings and cash from operations. The Company renewed its loan agreement permitting borrowing up to $10.0 million of unsecured credit with interest, at the Company's option, at LIBOR plus 1.5% or the lender's prime rate. There were no borrowings under this loan agreement as of May 1, 1999. The Company's loan agreement expires on April 30, 2000.

      On May 8, 1996, the Company completed an initial public offering of its common stock, which resulted in net proceeds to the Company of $37.8 million. A portion of the proceeds from the offering were used to retire the Company's term loan facilities. On August 27, 1996, the Company completed a public offering of its common stock, resulting in net proceeds to the Company of $27.8 million. On May 8, 1998, the Company completed another public offering of its common stock, resulting in net proceeds to the Company of $69.6 million.

      Operating activities provided net cash flows of $6.7 million for the three months ended March 31, 1999 primarily as a result of increases in net income, accrued compensation and income taxes payable which was partially offset by an increase in accounts receivable. During the three months ended March 31, 1998, the operating activities used net cash flows of $2.9 million due primarily to increases in accounts receivable.

      Capital expenditures of $9.7 million for the three month periods ended March 31, 1999, which included approximately $4.1 million of purchases relating to facilities to house the Company's education center, Chicago branch office, and to provide space for its corporate headquarters. In addition, $2.6 million of expenditures related to the implementation of the Company's new information system, and the remainder for computer equipment and software, and office furniture and equipment to support the growth and expansion of the Company. Capital expenditures for the three months ended March 31, 1998 were $4.3 million relating primarily to purchase of real estate and other expenditures to support the Company's growth and expansion.

      During the first quarter of 1999 and 1998, cash provided by financing activities from the exercise of stock options aggregated $6.3 million and $4.8 million, respectively.

      The Company anticipates the net proceeds of its three public offerings, together with existing sources of liquidity and funds generated from operations, will provide adequate cash to fund its anticipated cash needs at least through the next 12 months.

ACQUISITIONS

      On March 9, 1999, the Company acquired the Waterfield Technology Group ("Waterfield") a Boston-based IT services firm and strategic business partner of Kurt Salmon and Associates, a global consulting firm, for 576,074 shares of its common stock for all of the outstanding stock of the Waterfield. Headquarted in Lexington, Massachusetts, with a branch office in Parsippany, New Jersey, Waterfield's approximately 90 employees specialize in client server and internet -enabled application development. They have extensive experience with Java and Java-based tools, Powerbuilder and the Microsoft suite of products. This business combination was accounted for as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of Waterfield for all periods presented.

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

The Company has relationships with several vendors who provide administration of compensation and related employee benefits and other vendors who perform banking and treasury services. The Company has completed an evaluation of the state of readiness of these vendors and it believes that the vendors are currently Year 2000 compliant or will become compliant during 1999. Contingency plans are in place to administer employee compensation and benefits in the event of non-compliance by any of these vendors. The cost to the Company in the event of non-compliance with Year 2000 issues by any of these third parties is not expected to have material impact on the Company's result of operations or its financial condition.

The Company believes that many of middle-market companies have yet to achieve Year 2000 compliance. To resolve the Year 2000 issue, many companies are electing to install new package software applications, rather than modify existing systems, thus creating significant demand for package software-related services such as those provided by the Company. Consequently, the Company believes that companies' need to address their Year 2000 compliance is creating significant demand for IT products and services such as those provided by the Company. There can be no assurance that the passage of the Year 2000 will not have a material adverse effect on the demand for the Company's services The Company provides solutions for the IT systems that are critical to companies'operations. Business interruptions, loss or corruption of data or other major problems resulting form the failure of a client's IT system to process year 2000 data correctly could have a significant adverse consequences to that client. The Company cannot currently predict whether or to what extent there will be any legal claims brought against the Company or whether there will be any other material adverse effect on the Company's business, financial condition or the results of operations, as a result of any such adverse consequences to its clients.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

      Statement of Financial Accounting Standards ("SFAS" No. 133), "Accounting for Derivative Instruments and Hedging Activities," is effective for financial statements for fiscal years beginning after June 15,1999, but may be adopted in earlier periods. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company does not believe that SFAS No. 133 will have a significant impact on its financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company maintains investments in marketable securities. The securities are classified as available for sale on the consolidated balance sheet at fair value, with unrealized gains and losses reported as a separate component stockholders' equity, net of applicable deferred income taxes. As of March 31,1999, the fair value of the Company's marketable securities portfolio was $113.2 million, all of which was invested in debt securities.

      The Company operates its only non-U.S. office in London, England which exposes it to market risk associated with foreign currency exchange rate fluctuations; however, such risk is immaterial at this time to the Company's consolidated financial statements.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 9, 1999, the Company acquired all of the outstanding capital stock of Waterfield from the shareholders of Waterfiled , in exchange for 576,074 shares of the Company's Common Stock. The shares of Common Stock were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There were no underwriters or other distributors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     (27)  Financial Data Schedule


(b) Reports on Form 8-K.


     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Whittman-Hart, Inc.

Date:     May 17, 1998           By:  /s/ Robert F. Bernard
     ----------------------         ---------------------------------
                                      Robert F. Bernard
                                      Chairman of the Board and
                                      Chief Executive Officer

Date:     May 17, 1998           By:  /s/ Kevin M. Gaskey
     ----------------------         ---------------------------------
                                      Kevin M. Gaskey
                                      Chief Financial Officer and Treasurer