Form 10-Q
period 1999-06-30
WHITTMAN HART INC
filed 1999-08-10
CIK 1009403

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 1999
                                   -------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of July 31, 1999, there were 54,142,917 shares of common stock of the registrant outstanding.

                               WHITTMAN-HART, INC.

                                    FORM 10-Q


                  For the quarterly period ended June 30, 1999



                                TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements

         Consolidated Balance Sheets as of  June 30, 1999                     3
         and December 31, 1998 (unaudited)

         Consolidated Statements of Earnings and Comprehensive Income
         for the three and six months ended  June 30, 1999
         and June 30, 1998 (unaudited)                                        4

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 1999 and  June 30, 1998 (unaudited)                         5

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of  Financial Condition
         and Results of Operations                                            8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk           14


PART II: OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                           14

Item 4.  Submission at Matters to a Vote of Security Holders                 14

Item 6.  Exhibits and Reports on Form 8-K                                    14



SIGNATURES                                                                   15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               WHITTMAN-HART, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           JUNE 30,        DECEMBER 31,
                                                                             1999              1998
                                                                        ---------------   ---------------
                              ASSETS
Current assets:
Cash and cash equivalents                                              $    62,506,530   $    49,656,020
Short-term investments                                                      65,716,368        70,478,919
Trade accounts receivable, net of allowance for
  doubtful accounts of $1,461,105 and  $1,797,631 in 1999
  and 1998, respectively                                                    68,850,439        56,321,881
Prepaid expenses and other current assets                                    7,714,780         3,858,396
Notes and interest receivable                                                  262,019           168,847
Deferred income taxes                                                        1,309,141           988,457
                                                                        ---------------   ---------------
    Total current assets                                                   206,359,277       181,472,520
                                                                        ---------------   ---------------

Property and equipment, net                                                 52,775,298        34,862,122
Long-term investments                                                       29,250,416        30,195,927
Deferred income taxes                                                                -            79,500
Other assets                                                                 1,378,945         1,256,106
                                                                        ---------------   ---------------
    Total assets                                                       $   289,763,936   $   247,866,175
                                                                        ---------------   ---------------
                                                                        ---------------   ---------------

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $     1,731,509   $     1,988,652
  Accrued compensation and related costs                                    31,172,022        21,610,028
  Income taxes payable                                                         408,483         2,724,015
  Accrued expenses and other liabilities                                     7,219,949         8,820,311
  Current maturities of long-term debt                                               -           447,502
                                                                        ---------------   ---------------
    Total current liabilities                                               40,531,963        35,590,508
                                                                        ---------------   ---------------

Deferred income taxes                                                          443,706           879,226
Deferred rent                                                                1,896,278         1,671,978
Deferred revenue                                                                66,830            37,720
Long-term debt, less current maturities                                              -           229,478
                                                                        ---------------   ---------------
    Total liabilities                                                       42,938,777        38,408,910
                                                                        ---------------   ---------------

Stockholders' equity:
  Preferred stock, $.001 par value; 3,000,000 shares
    authorized, none issued and outstanding                                          -                 -
  Common stock, $.001 par value; 75,000,000 shares authorized,
    54,017,376  and 52,082,439 shares issued and
    outstanding in 1999 and 1998, respectively                                  54,017            52,082
  Additional paid-in capital                                               198,417,766       173,694,055
  Retained earnings                                                         49,036,264        36,476,778
  Deferred compensation                                                       (690,480)         (848,628)
  Accumulated other comprehensive income                                         7,592            82,978
                                                                        ---------------   ---------------
    Total stockholders' equity                                             246,825,159       209,457,265
                                                                        ---------------   ---------------
    Total liabilities and stockholders' equity                         $   289,763,936   $   247,866,175
                                                                        ---------------   ---------------
                                                                        ---------------   ---------------


          See accompanying notes to consolidated financial statements.

                               WHITTMAN-HART, INC.
          CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED                   SIX  MONTHS ENDED
                                                            --------------------------------    --------------------------------
                                                               JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                                                 1999              1998              1999              1998
                                                            --------------    --------------    --------------    --------------
Revenues                                                   $  111,186,752    $   75,161,866       215,278,920    $  139,582,003
Cost of services                                               62,379,245        43,665,280       121,456,167        81,652,728
                                                            --------------    --------------    --------------    --------------
  Gross profit                                                 48,807,507        31,496,586        93,822,753        57,929,275

Costs and expenses:
Selling                                                         5,336,294         3,074,787         9,579,681         5,387,341
Recruiting                                                      2,557,622         2,876,829         5,106,062         5,059,131
General and administrative                                     28,689,639        19,702,527        55,648,702        36,487,300
Business combination costs                                      1,634,761                 -         4,286,975           383,044
                                                            --------------    --------------    --------------    --------------
  Total costs and expenses                                     38,218,316        25,654,143        74,621,420        47,316,816
                                                            --------------    --------------    --------------    --------------

Operating income                                               10,589,191         5,842,443        19,201,333        10,612,459

Other income (expense):
  Interest expense                                                      -           (41,687)          (13,465)          (83,940)
  Interest income                                               1,638,954         1,443,765         3,375,583         2,364,720
  Other, net                                                      (10,829)            1,508           (10,829)            9,757
                                                            --------------    --------------    --------------    --------------
    Total other income                                          1,628,125         1,403,586         3,351,289         2,290,537
                                                            --------------    --------------    --------------    --------------

Income before income taxes                                     12,217,316         7,246,029        22,552,622        12,902,996
Income taxes:
  Income tax                                                    5,190,090         3,009,422         9,966,050         5,408,003
  Initial deferred income tax                                     467,280                 -           467,280           296,048
                                                            --------------    --------------    --------------    --------------
  Total income taxes                                            5,657,370         3,009,422        10,433,330         5,704,051
                                                            --------------    --------------    --------------    --------------
Net income                                                      6,559,946         4,236,607        12,119,292         7,198,945
Other comprehensive income-
  Foreign currency translation
  adjustments                                                      26,793               622            73,283             1,411
  Unrealized depreciation of                                            -
  available-for-sale securities                                  (118,823)                -          (148,669)                -
                                                            --------------    --------------    --------------    --------------
Comprehensive income                                       $    6,467,916    $    4,237,229   $    12,043,906    $    7,200,356
                                                            --------------    --------------    --------------    --------------
                                                            --------------    --------------    --------------    --------------

Basic earnings per share                                   $         0.12    $         0.08              0.23    $         0.15
                                                            --------------    --------------    --------------    --------------
                                                            --------------    --------------    --------------    --------------
Diluted earnings per share                                 $         0.11    $         0.08              0.20    $         0.14
                                                            --------------    --------------    --------------    --------------
                                                            --------------    --------------    --------------    --------------

Weighted average number of
  common shares outstanding                                    53,487,397        49,897,330        52,921,725        48,505,292
                                                            --------------    --------------    --------------    --------------
                                                            --------------    --------------    --------------    --------------

Weighted average number of
  common and common equivalent
  shares outstanding                                           59,299,827        54,956,578        59,620,783        53,176,118
                                                            --------------    --------------    --------------    --------------
                                                            --------------    --------------    --------------    --------------


          See accompanying notes to consolidated financial statements.

                               WHITTMAN-HART, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                 --------------------------------------
                                                                                     JUNE 30,              JUNE 30,
                                                                                       1999                  1998
                                                                                 -----------------    -----------------
Cash flows from operating activities:
  Net income                                                                    $      12,119,292    $       7,198,945
  Adjustments to reconcile net income to cash
  provided by operating activities:
    Depreciation and amortization                                                       2,661,459            1,847,470
    Deferred income taxes                                                                (670,677)            (219,501)
    Gain (loss) on sales of investments                                                     3,101               (9,119)
    Stock-based non-cash compensation expense                                           1,089,835                  -
    Non-cash interest income                                                              200,486                  -
    Unrealized holding loss on investments                                                (60,327)                 -
    Changes in assets and liabilities:
         Trade accounts receivable, net                                               (11,483,713)         (14,449,073)
         Prepaid expenses and other current assets                                     (3,810,346)            (939,851)
         Other assets                                                                     (66,457)                 -
         Accounts payable                                                                (649,917)            (396,380)
         Accrued compensation and related costs                                         9,216,007            5,343,739
         Income taxes payable                                                           8,377,525            3,233,707
         Accrued expenses and other liabilities                                        (1,727,357)           2,076,701
         Other, net                                                                       332,678             (495,689)
                                                                                 -----------------      ---------------
Net cash provided by operating activities                                              15,531,589            3,190,949
                                                                                 -----------------      ---------------
Cash flows from investing activities:
  Purchases of investments                                                            (59,227,445)         (66,991,234)
  Sales and maturities of investments                                                  64,743,830           65,550,074
  Purchases of property and equipment                                                 (20,221,764)          (8,367,922)
                                                                                 -----------------      ---------------
Net cash used in investing activities                                                 (14,705,379)          (9,809,082)
                                                                                 -----------------      ---------------
Cash flows from financing activities:
  Proceeds from exercise of stock options                                              11,885,548            7,361,681
  Payment of long-term debt                                                            (1,493,998)            (418,915)
  S corporation distributions                                                            (425,341)            (674,670)
  Proceeds from issuance of common stock                                                      -             69,783,402
  Proceeds from employee stock purchase plan                                            2,058,091              754,303
                                                                                 -----------------      ---------------
Net cash provided by financing activities                                              12,024,300           76,805,801
                                                                                 -----------------      ---------------

Net increase in cash and cash equivalents                                              12,850,510           70,187,668
Cash and cash equivalents at beginning of period                                       49,656,020           10,221,887
                                                                                 -----------------      ---------------
Cash and cash equivalents at end of period                                      $      62,506,530      $    80,409,555
                                                                                 -----------------      ---------------
                                                                                 -----------------      ---------------

Supplemental disclosures of cash flow information:
  Interest paid                                                                 $          25,040      $        74,749
  Income taxes paid                                                                     2,355,983            1,210,150

Supplemental disclosure of noncash financing activities:
  Tax benefit related to stock plans                                            $      10,800,774            5,008,993
  Issuance of common stock for business combinations (shares)                                 -                300,000


          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION


     The accompanying unaudited interim consolidated financial statements of Whittman-Hart, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein includes all adjustments which are, in the opinion of management, necessary for a fair presentation of results for these interim periods, and all such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

     As described in Note 2, the Company acquired The Waterfield Technology Group ("Waterfield") in March 1999. The merger was accounted for under the pooling-of-interests method of accounting and, accordingly, the historical financial statements of the Company have been restated to include the financial position and results of operations of Waterfield for all periods presented.

     These financial statements should be read in conjunction with the Company's historical audited consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission.



2.   BUSINESS COMBINATIONS

     During March 1998, the Company issued 600,000 shares of its common stock in exchange for all of the outstanding capital stock of QCC, Inc. ("QCC"). Headquartered in the Boston metropolitan area, QCC's approximately 75 professionals provided the following services: package software evaluation; business process reengineering; data warehousing; implementation of software packages developed by SSA-Registered Trademark-, Oracle-Registered Trademark-, and JDEdwards-Registered Trademark-; application development for AS/400 and client server applications; and Year 2000 compliance services. This business combination has been accounted for as a pooling-of-interests combination. The stockholders' equity and operations of QCC were not material in relation to those of the Company. As such, the Company has recorded the combination without restating prior periods' consolidated financial statements to reflect the pooling-of-interests combination. In connection with the acquisition of QCC, the Company recorded deferred income tax expense related to the establishment of deferred income tax assets and liabilities which arose due to the change in tax status from an S corporation to a C corporation.

     During July 1998, the Company issued 638,508 shares of its common stock in exchange for all the outstanding capital stock of North Central Consulting ("NCC"), a Minneapolis-based IT services firm. The transaction was accounted for as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of NCC for all periods presented. Headquartered in Minnetonka, Minnesota, with a satellite office in Milwaukee, NCC's approximately 120 professionals specialized in providing ERP software implementations, custom application development and internet-enabled solutions to middle-market manufacturing, distribution and financial services companies, as well as some divisions and departments of Fortune 500 companies. The combination of Whittman-Hart's opened Minneapolis branch with approximately 40 employees and NCC's four-year-old office accelerated Whittman-Hart's ability to provide a full-suite of IT services to its target customer base.

     On March 9, 1999, the Company acquired all of the outstanding stock of the Waterfield Technology Group ("Waterfield") a Boston-based IT services firm and strategic business partner of Kurt Salmon and Associates, a global consulting firm, in exchange for 576,074 shares of the Company's common stock. Headquarted in Lexington, Massachusetts, with a branch office in Parsippany, New Jersey, Waterfield's approximately 90 employees specialize in client server and internet-enabled application development. They have extensive experience with Java and Java-based tools, Powerbuilder and the Microsoft suite of products. This business combination was accounted for as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of Waterfield for all periods presented.

     On May 20, 1999, the Company issued 474,650 of its common shares in exchange for all the outstanding capital stock of POV Partners, Inc. ("POV") an Ohio-based IT services firm. Headquartered in Columbus, Ohio, with offices in Phoenix, AR, and Charlotte, N.C., POV's approximately 90 employees provided a broad range of business strategy and IT services including Internet-enabled application development and electronic commerce solutions. This business combination has been accounted for as a pooling-of-interest combination. The stockholders' equity and operations of POV were not material in relation to those of the Company. As such, the Company has recorded the combination without restating prior periods' consolidated financial statements.

3.   STOCKHOLDERS' EQUITY

     On May 8, 1998, the Company completed an offering of its common stock in which an additional 3,400,000 shares were sold by the Company, resulting in net proceeds to the Company of $69.6 million.

     In July 1998, the Board of Directors approved a 2-for-1 split of the Company's common shares. Stockholders received one additional common share for every share held on the record date of July 12, 1998. All of the per share data, as appropriate, reflect this split.

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

     Historically, the Company's revenue growth has been attributable to the addition of new clients and the growth of current client relationships at existing and new branch locations. During 1997, 1998 and early 1999, the Company supplemented its internal revenue growth with acquisitions. During the remainder of 1999, the Company intends to grow its existing branch locations and expand its network through the traditional greenfield approach supplemented by acquisitions. Each of the branches, originally developed by the Company, has generated annual revenue and gross profit growth since inception.

                             RESULTS OF OPERATIONS

           The following table sets forth, for the periods indicated, selected consolidated statements of earnings and
             comprehensive income data as a percentage of revenues:

                                                       THREE  MONTHS ENDED           SIX MONTHS ENDED
                                                   --------------------------  --------------------------
                                                     June 30,      June 30,      June 30,      June 30,
                                                       1999          1998          1999          1998
                                                   ------------  ------------  ------------  ------------
CONSOLIDATED STATEMENT OF EARNINGS AND
  COMPREHENSIVE INCOME DATA:
Revenues                                                    100 %         100 %         100 %         100 %
Cost of services                                             56            58            56            59
                                                   ------------  ------------  ------------  ------------
Gross profit:                                                44            42            44            41
Costs and expenses:
Selling                                                       5             4             4             4
Recruiting                                                    2             4             2             4
General and administrative                                   26            26            26            26
Business combination costs                                    1             *             2             -
                                                   ------------  ------------  ------------  ------------
  Total costs and expenses                                   34            34            34            34
                                                   ------------  ------------  ------------  ------------
Operating income                                             10             8            10             7
Other income                                                  1             2             2             2
                                                   ------------  ------------  ------------  ------------
Income before income taxes:                                  11            10            12             9
Income taxes                                                  5             4             5             4
Initial deferred income taxes                                 *             -             *             *
                                                   ------------  ------------  ------------  ------------
  Total income taxes                                          5             4             5             4
                                                   ------------  ------------  ------------  ------------
Net income                                                    6 %           6 %           7 %           5 %
                                                   ------------  ------------  ------------  ------------
                                                   ------------  ------------  ------------  ------------

                       *- Less than 1% of total revenues.


     REVENUES. Revenues increased $36.0 million to $111.2 million for the three months ended June 30, 1999 from $ 75.2 million for the three months ended June 30, 1998. Revenues for the six months ended June 30, 1999 increased $75.7 million to $215.3 million from $139.6 million for the six months ended June 30, 1998. The increases were attributable to the addition of new clients and the growth of current client relationships at existing and new branch locations. Revenues from the Company's ten most significant clients grew by 34%, but as a percentage of total revenues decreased to 12% for both the three and six month periods ended June 30, 1999 as compared to 14% for the comparable periods in the prior year.

     GROSS PROFIT. Gross profit consists of revenues less cost of services, which includes consultant salaries and benefits. Gross profit as a percentage of revenues was 44% for both the three and six month periods ended June 30, 1999 as compared to 42% and 41% during the comparable periods in 1998. These increases were attributable to a change in the sales mix toward higher-end service offerings and the Company's established branches reaching critical mass, partially offset by lower margins in recently opened branches.

     SELLING EXPENSES. Selling expenses include the salaries, benefits, commissions, travel, entertainment and all other direct costs associated with the Company's direct sales force. Selling expenses for the three months ended June 30, 1999 increased 74% to $5.3 million from $3.1 million for the three months ended June 30, 1998. Selling expenses for the six months ended June 30, 1999 increased 78% to $9.6 million from $5.4 million for the six months ended June 30, 1998. These increases were attributable to higher commissions, an increased fixed cost structure related to newly acquired offices and business development initiatives, and other costs associated with the increase in revenues. As a percentage of revenues selling expenses in the second quarter of 1999 increased to 5% from 4% in the second quarter of 1998 due primarily to the increased fixed cost structure related to newly acquired and newly opened offices. For the six months ended June 30, 1999 and 1998, selling expenses as a percentage of revenues selling expenses remained at 4%.

     RECRUITING EXPENSES. Recruiting expenses consist of costs related to hiring new personnel. These costs include the salaries, benefits, bonuses and other direct costs of in-house recruiters, outside recruiting agency fees, sign-on bonuses, relocation fees and advertising costs. Recruiting expenses for the three months ended June 30, 1999 decreased 11% to $2.6 million from $2.9 million for the three months ended June 30, 1998. Recruiting costs for the six month periods ended June 30, 1999 and 1998 remained constant at $5.1 million. The number of employees increased 34% to approximately 3,350 at June 30, 1999, from 2,500 at June 30, 1998. Total recruiting costs per hire were in line with the historical average of $5,000 to $7,000 for the three months and six month periods ended June 30, 1999 and June 30, 1998. As a percentage of revenues, recruiting expenses fell to 2% for the three and six month periods ended June 30,1999 as compared to 4 % for the three and six month periods ended June 30, 1998 due largely to the leveraging of fixed recruiting overhead on a higher revenue base. As of June 30, 1999, approximately 77% of the Company's total employees were consultants.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, travel, outside professional fees and all other branch and corporate costs. General and administrative expenses for the three month period ended June 30, 1999 increased 46% to $28.7 million from $19.7 million for the three months ended June 30, 1998. For the six month period ended June 30, 1999 general and administrative costs increased 53% to $55.7 million from $36.5 million for the six month period ended June 30, 1998. As a percentage of revenues, general and administrative expenses remained constant at 26% for the three and six month periods ended June 30, 1999 and 1998.

   BUSINESS COMBINATION COSTS. Business combination costs were $1.6 million for the three months ended June 30, 1999. No business combination costs were incurred during the three month period ended June 30, 1998. For the first six months of 1999 business combination costs totaled $4.3 million as compared to $0.4 million for the same period in the prior year. As a percentage of revenue, business combination costs accounted for both 1% and 2% of revenues for the three and six month, periods ended June 30, 1999, respectively, and less than 1% for the three and six month periods ended June 30, 1998. The business combination costs included legal, accounting, other transaction-related fees and expenses, severance payments and expenses resulting from non-cash compensation related to stock options. During the first six months of 1999, these costs related to the Company's acquisition of the Waterfield Technology Group ("Waterfield") in March 1999 and POV Partners, Inc. ("POV") in May 1999. In the first six months of 1998, the Company incurred similar costs in connection with the acquisition of QCC Incorporated ("QCC") during March of 1998.

     OPERATING INCOME. Operating income increased 81% to $10.6 million for the three months ended June 30, 1999 from $5.8 million in the three months ended June 30, 1998. For the six months ended June 30 1999 operating income increased 81% to $19.2 million from $10.6 million for the six months ended June 30, 1998. As a percentage of revenues, operating income improved to 11% before business combination costs for both the three and six months ended June 30, 1999, due to increased gross profit and lower recruiting costs. As a percentage of revenues after business combination costs, operating income was 10% for the three and six months ended June 30,1999, as compared to 8% and 7% for the comparable periods in the prior year.

     OTHER INCOME. Other income increased 16% to $1.6 million for the three months ended June 30, 1999 from $1.4 million for the three months ended June 30, 1998. For the six month period ended June 30, 1999 other income increased 46% to $3.4 million from $2.3 million for the six month period ended June 30,1998. The six month period ended June 30, 1999, included increased interest income on investments related to the net proceeds of $69.6 million from the Company's public offering in May 1998.

     INCOME TAXES. The Company's effective tax rate before non-deductible business combination costs for the three and six months ended June 30, 1999 was 42% compared to 40% for the three and six months ended June 30, 1998. The increase in the effective tax rate relates primarily to higher state tax rates of newly opened branch offices. The Company's effective tax rate including non-deductible business combination costs was 46% for the three and six months ended June 30, 1999 as compared to 42% and 44% for the three and six months ended June 30, 1998, respectively. The effective tax rate for the three and six months ended June 30, 1999 reflects non-deductible business combination costs related to the acquisition of Waterfield and POV and initial deferred income taxes related to POV. The effective tax rate for the six months ended June 30, 1998 includes non-deductible business combination costs and the recording of initial deferred income tax expense related to the acquisition of QCC.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company had approximately $157.5 million of cash, cash equivalents, and short-term and long-term investments compared to $150.3 million at December 31, 1998. The Company's primary source of liquidity has been cash provided through equity offerings and cash from operations. On April 30, 1999 the Company renewed its loan agreement with American National Bank permitting borrowing up to $10.0 million of unsecured credit with interest, at the Company's option, at LIBOR plus 1.5% or the lender's prime rate. There were no borrowings under this loan agreement as of June 30, 1999. The Company's loan agreement expires on April 30, 2000.

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

     Operating activities provided net cash flows of $15.5 million for the six months ended June 30, 1999 primarily as a result of increases in net income, accrued compensation and income taxes payable which was partially offset by an increase in accounts receivable.

     Capital expenditures were $20.2 million for the six month periods ended June 30, 1999, which included approximately $8.7 million of purchases relating to facilities to house the Company's education center, Chicago branch office, and to provide space for its corporate headquarters. In addition, the Company incurred $8.1 million of capital expenditures related to the implementation of the Company's new information system, and the remainder was for computer equipment and software, and office furniture and equipment to support the growth and expansion of the Company.

     During the six months ended June 30, 1999 and 1998, cash provided by financing activities from the exercise of stock options aggregated $11.9 million and $7.4 million, respectively.

     As of June 30, 1999 the Company had approximately $157.5 million of cash equivalents, and short and long-term investments resulting principally from cash provided by operations and public stock offerings during the last three years. The Company believes that these funds and those generated from the operation will provide adequate cash to fund its anticipated cash needs at least through the next 12 months.

ACQUISITIONS
     On March 9, 1999, the Company acquired the Waterfield Technology Group ("Waterfield") a Boston-based IT services firm and strategic business partner of Kurt Salmon and Associates, a global consulting firm, for 576,074 shares of the Company's common stock. Headquarted in Lexington, Massachusetts, with a branch office in Parsippany, New Jersey, Waterfield's approximately 90 employees specialized in client server and internet-enabled application development. They have extensive experience with Java and Java-based tools, Powerbuilder and the Microsoft suite of products. This business combination was accounted for as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of Waterfield for all periods presented.

     On May 20, 1999, the Company issued 474,650 of its common shares in exchange for all the outstanding capital stock of POV Partners, Inc. ("POV") an Ohio-based IT services firm. Headquartered in Columbus, Ohio, with offices in Phoenix, Ariz., and Charlotte, N.C., POV's approximately 90 employees provided a broad range of business strategy and IT services including Internet-enabled application development and electronic commerce solutions. This business combination has been accounted for as a pooling-of-interests combination. The stockholders' equity and operations of POV were not material in relation to those of the Company. As such, the Company has recorded the combination without restating prior periods' consolidated financial statements.

YEAR 2000

     The Company has identified three issues related to Year 2000 compliance; first is the effect on internal information systems, second are issues related to vendors performing services for the Company, and finally are the issues related to consulting activities performed by the Company.

     The Company is in the process of replacing its existing internal information systems. The system replacement was part of a strategic initiative and was not accelerated to address Year 2000 issues. This initiative is expected to be completed in the fourth quarter of 1999. A contingency plan exists to make existing systems Year 2000 compliant in the unlikely event the new systems' implementation cannot be completed. The cost of this implementation is not expected to have a material adverse impact on the Company's results of operations or financial condition.

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

     The Company believes that many middle-market companies have yet to achieve Year 2000 compliance. To resolve the Year 2000 issue, many companies are electing to install new package software applications, rather than modify existing systems, thus creating significant demand for package software-related services such as those provided by the Company. Consequently, the Company believes that companies' need to address their Year 2000 compliance is creating significant demand for IT products and services such as those provided by the Company. There can be no assurance that the passage of the Year 2000 will not have a material adverse effect on the demand for the Company's services. The Company provides solutions for the IT systems that are critical to companies' operations. Business interruptions, loss or corruption of data or other major problems resulting form the failure of a client's IT system to process year 2000 data correctly could have a significant adverse consequences to that client. The Company cannot currently predict whether or to what extent there will be any legal claims brought against the Company or whether there will be any other material adverse effect on the Company's business, financial condition or the results of operations, as a result of any such adverse consequences to its clients.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS" No. 133) is effective for financial statements for fiscal years beginning after June 15, 2000, but may be adopted in earlier periods. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company does not believe that SFAS No. 133 will have a significant impact on its financial statements.

SAFE HARBOR PROVISION

     This Form 10-Q contains certain forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended) that involve substantial risks and uncertainties. When used in this Form 10-Q, the words "plans", "intends", "anticipates", and "expects" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, difficulties in attracting and retaining highly skilled employees, the Company's ability to manage rapid growth and expansion into new geographic areas and service lines, the Company's ability to manage the risk associated with client projects and risks related to possible acquisitions, the Company's ability to develop IT solutions that keep pace with continuing changes in technology, evolving industry standards and changing client preferences. In addition, the Company's ability to manage issues relating to the passage of Year 2000, as discussed in the section entitled "Year 2000", of the "Management Discussion and Analysis of Financial Condition and Results of Operations.

     These and other risks are more fully described in the "Risk Factors" section of the Company's registration statement (No.333-82491) on Form S-3 filed by the Company with the Securities and Exchange Commission on July 8, 1999, as amended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company maintains investments in marketable securities. The securities are classified as available for sale on the consolidated balance sheet at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of applicable deferred income taxes. As of June 30,1999, the fair value of the Company's marketable securities portfolio was $95.0 million, all of which was invested in debt securities.

     The Company operates its only non-U.S. office in London, England, which exposes the Company to market risk associated with foreign currency exchange rate fluctuations; however, such risk is immaterial at this time to the Company's consolidated financial statements.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On May 20, 1999, the Company acquired all of the outstanding capital stock of POV from the shareholders of POV, in exchange for 474,650 shares of the Company's Common Stock. The shares of Common Stock were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There were no underwriters or other distributors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The Annual Meeting of Stockholders was held on May 20, 1999.
        (b) The Stockholders voted to elect one directors of the first class of the Company's Board of Directors.

DIRECTORS                FOR             AGAINST       ABSTAIN     NON-VOTES
---------             ------------      ---------     ---------   -----------
 Robert F. Bernard     36,369,948          --           41,435         --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

    (27) Financial Data Schedule

(b) Reports on Form 8-K
       The Company filed a report on Form 8-K dated May 10, 1999 to report revenues and net income of Whittman-Hart, Inc. for the month of April 1999 (Item 5 of Form 8-K).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Whittman-Hart, Inc.

Date:     August 10, 1999              By: /s/ Robert F. Bernard
      ---------------------                -------------------------------
                                           Robert F. Bernard
                                           Chairman of the Board and
                                           Chief Executive Officer

Date:     August 10, 1999              By: /s/ Bert B. Young
      ---------------------                -------------------------------
                                           Bert B. Young
                                           Chief Financial Officer and Treasurer