Form 10-Q
period 1999-09-30
WHITTMAN HART INC
filed 1999-11-15
CIK 1009403

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30,1999
                                     -------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of November 1, 1999 there were 56,595,855 shares of common stock of the registrant outstanding.

                               WHITTMAN-HART, INC.

                                    FORM 10-Q


                For the quarterly period ended September 30, 1999



                                TABLE OF CONTENTS



PART I:   FINANCIAL INFORMATION                                              Page
Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 1999
          and December 31, 1998 (unaudited)                                  3

          Consolidated Statements of Earnings and Comprehensive Income
          for the three and nine months ended September 30, 1999
          and September 30, 1998 (unaudited)                                 4

          Consolidated Statements of Cash Flows for the nine months ended
          September 30, 1999 and September 30, 1998 (unaudited)              5

          Notes to Consolidated Financial Statements                         6


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          9


Item 3.   Quantitative and Qualitative Disclosure About Market Risk         16


PART II: OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                         16


Item 6.   Exhibits and Reports on Form 8-K                                  16


SIGNATURES                                                                  17

                                        2

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               WHITTMAN-HART, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                          September 30,     December 31,
                                                                             1999               1998
                                                                        ---------------    ----------------
                               ASSETS
Current assets:
Cash and cash equivalents                                                $  72,209,817        $ 50,054,791
Short-term investments                                                      65,941,091          70,478,919
Trade accounts receivable, net of allowance for
     doubtful accounts of $1,678,513 and  $1,132,419 in 1999
     and 1998, respectively                                                 79,427,862          58,179,901
Prepaid expenses and other current assets                                    8,228,019           3,860,764
Notes and interest receivable                                                  134,023             168,847
Deferred income taxes                                                        1,369,241             988,457
                                                                         -------------        ------------
           Total current assets                                            227,310,053         183,731,679
                                                                         -------------        ------------
Property and equipment, net                                                 62,022,981          34,975,299
Long-term investments                                                       28,789,424          30,195,927
Deferred income taxes                                                                -              79,500
Other assets                                                                 1,428,982           1,332,814
                                                                         -------------        ------------
           Total assets                                                  $ 319,551,440        $250,315,219
                                                                         -------------        ------------
                                                                         -------------        ------------

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                     $   2,444,726        $  2,447,248
    Accrued compensation and related costs                                  33,129,570          22,102,115
    Income taxes payable                                                     1,905,292           2,724,015
    Accrued expenses and other liabilities                                   8,161,620           8,856,151
    Current maturities of long-term debt                                             -             447,502
                                                                         -------------        ------------
          Total current liabilities                                         45,641,208          36,577,031
                                                                         -------------        ------------
Deferred income taxes                                                          175,046             879,226
Deferred rent                                                                1,886,633           1,671,978
Deferred revenue                                                                71,516              37,720
Long-term debt, less current maturities                                              -             229,478
                                                                         -------------        ------------
          Total liabilities                                                 47,774,403          39,395,433
                                                                         -------------        ------------
Stockholders' equity:
     Preferred stock, $.001 par value; 3,000,000 shares
       authorized, none issued and outstanding                                       -                   -
     Common stock, $.001 par value; 75,000,000 shares authorized,
       56,002,511  and 53,228,235 shares issued and
       outstanding in 1999 and 1998, respectively                               56,003              53,228
     Additional paid-in capital                                            214,174,931         173,686,899
     Retained earnings                                                      58,411,066          37,945,309
     Deferred compensation                                                    (861,055)           (848,628)
     Accumulated other comprehensive income                                     (3,908)             82,978
                                                                         -------------        ------------
          Total stockholders' equity                                       271,777,037         210,919,786
                                                                         -------------        ------------
          Total liabilities and stockholders' equity                 $     319,551,440  $      250,315,219
                                                                         -------------        ------------
                                                                         -------------        ------------

         See accompanying notes to consolidated financial statements.

                            WHITTMAN-HART, INC.
       CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                                (UNAUDITED)



                                                           THREE  MONTHS ENDED                  NINE  MONTHS ENDED
                                                   ---------------------------------    ----------------------------------
                                                     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                                         1999              1998              1999               1998
                                                   ---------------    --------------    ---------------   ----------------
Revenues                                           $  121,248,763     $  88,899,469        342,649,943    $   232,638,012
Cost of services                                       67,657,206        50,328,073        192,938,373        134,396,801
                                                   ---------------    --------------    ---------------   ----------------
     Gross profit                                      53,591,557        38,571,396        149,711,570         98,241,211

Costs and expenses:
Selling                                                 6,237,565         4,017,319         16,322,246          9,707,660
Recruiting                                              2,687,882         3,389,604          7,988,492          8,627,735
General and administrative                             30,559,982        22,576,943         87,467,684         59,755,243
Business combination costs                                406,513           391,565          4,693,308            774,609
                                                   ---------------    --------------    ---------------   ----------------
     Total costs and expenses                          39,891,942        30,375,431        116,471,730         78,865,247
                                                   ---------------    --------------    ---------------   ----------------

Operating income                                       13,699,615         8,195,965         33,239,840         19,375,964

Other income (expense):
     Interest expense                                          --           (16,510)           (13,465)          (100,450)
     Interest income                                    1,851,982         1,663,410          5,240,965          4,028,130
     Other, net                                            15,894             1,362              5,065             18,783
                                                   ---------------    --------------    ---------------   ----------------
          Total other income                            1,867,876         1,648,262          5,232,565          3,946,463
                                                   ---------------    --------------    ---------------   ----------------

Income before income taxes                             15,567,491         9,844,227         38,472,405         23,322,427
Income taxes:
     Income tax                                         6,763,120         4,226,859         16,729,170          9,634,862
     Initial deferred income tax                               --                --            467,280            296,048
                                                   ---------------    --------------    ---------------   ----------------
     Total income taxes                                 6,763,120         4,226,859         17,196,450          9,930,910
                                                   ---------------    --------------    ---------------   ----------------
Net income                                              8,804,371         5,617,368         21,275,955         13,391,517
Other comprehensive income-
   Foreign currency translation
         adjustments                                      (18,214)              622             55,069              2,322
   Unrealized depreciation of
         available-for-sale securities                      6,714                --           (141,955)                --
                                                   ---------------    --------------    ---------------   ----------------
Comprehensive income                               $    8,792,871     $   5,617,990     $   21,189,069    $    13,393,839
                                                   ===============    ==============    ===============   ================

Basic earnings per share                           $         0.16     $        0.11               0.39    $          0.26
                                                   ===============    ==============    ===============   ================
Diluted earnings per share                         $         0.14     $        0.10               0.35    $          0.24
                                                   ===============    ==============    ===============   ================

Weighted average number of
     common shares outstanding                         55,338,679        52,757,002         54,472,770         50,691,761
                                                   ===============    ==============    ===============   ================

Weighted average number of
     common and common equivalent
     shares outstanding                                61,115,729        57,742,449         61,005,585         55,543,514
                                                   ===============    ==============    ===============   ================

    See accompanying notes to consolidated financial statements.

                               WHITTMAN-HART, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                   ------------------------------------
                                                                                     SEPTEMBER 30,       SEPTEMBER 30,
                                                                                         1999               1998
                                                                                   -----------------   ----------------
Cash flows from operating activities:
     Net income                                                                    $     21,275,955    $    13,391,517
     Adjustments to reconcile net income to cash
     provided by operating activities:
          Depreciation and amortization                                                   4,071,566          2,915,357
          Deferred income taxes                                                            (435,216)            59,255
          Gain (loss) on sales of investments                                                 2,297             (9,119)
          Stock-based non-cash compensation expense                                       1,089,835                 --
          Unrealized holding loss on investments                                           (141,955)                --
          Changes in assets and liabilities:
              Trade accounts receivable, net                                            (20,203,116)       (24,293,114)
              Prepaid expenses and other current assets                                  (4,321,217)        (1,140,469)
              Other assets                                                                   76,426         (1,246,047)
              Accounts payable                                                             (395,297)         2,119,271
              Accrued compensation and related costs                                     10,681,468          4,030,131
              Income taxes payable                                                       15,540,529          7,042,724
              Accrued expenses and other liabilities                                       (929,228)         1,885,334
              Other, net                                                                   (609,496)           378,685
                                                                                   -----------------   ----------------
Net cash provided by operating activities                                                25,702,551          5,133,525
                                                                                   -----------------   ----------------

Cash flows from investing activities:
     Purchases of investments                                                           (97,164,047)      (125,921,849)
     Sales and maturities of investments                                                103,106,081         94,223,867
     Purchases of property and equipment                                                (30,716,129)       (11,068,109)
                                                                                   -----------------   ----------------
Net cash used in investing activities                                                   (24,774,095)       (42,766,091)
                                                                                   -----------------   ----------------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                             22,347,818          9,222,314
     Payment of long-term debt                                                           (1,493,998)        (1,342,939)
     S corporation distributions                                                         (1,685,341)          (674,670)
     Proceeds from issuance of common stock                                                      --         69,686,452
     Proceeds from employee stock purchase plan                                           2,058,091            754,303
                                                                                   -----------------   ----------------
Net cash provided by financing activities                                                21,226,570         77,645,460
                                                                                   -----------------   ----------------

Net increase in cash and cash equivalents                                                22,155,026         40,012,894
Cash and cash equivalents at beginning of period                                         50,054,791         10,273,743
                                                                                   -----------------   ----------------
Cash and cash equivalents at end of period                                         $     72,209,817    $    50,286,637
                                                                                   =================   ================

Supplemental disclosures of cash flow information:
     Interest paid                                                                 $         25,040    $        74,749
     Income taxes paid                                                                    2,478,773          1,309,668

Supplemental disclosure of noncash financing activities:
     Tax benefit related to stock plans                                            $     16,359,252          6,357,220
     Issuance of common stock for business combinations (shares)                                 --            300,000


       See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The accompanying unaudited interim consolidated financial statements of Whittman-Hart, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein includes all adjustments which are, in the opinion of management, necessary for a fair presentation of results for these interim periods, and all such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

      As described in Note 2, the Company acquired The Waterfield Technology Group ("Waterfield") in March 1999 and BALR Technology Group ("BALR") in August 1999. The mergers were accounted for under the pooling-of-interests method of accounting and, accordingly, the historical financial statements of the Company have been restated to include the financial position and results of operations of Waterfield and BALR for all periods presented.

      These financial statements should be read in conjunction with the Company's historical audited consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission.



2.    BUSINESS COMBINATIONS

      During March 1998, the Company issued 600,000 shares of its common stock in exchange for all of the outstanding capital stock of QCC, Inc. ("QCC"). Headquartered in the Boston metropolitan area, QCC's approximately 75 professionals provided the following services: package software evaluation; business process reengineering; data warehousing; implementation of software packages developed by SSA(R), Oracle(R), and JDEdwards(R); application development for AS/400 and client server applications; and Year 2000 compliance services. This business combination has been accounted for as a pooling-of-interests combination. The stockholders' equity and operations of QCC were not material in relation to those of the Company. As such, the Company has recorded the combination without restating prior periods' consolidated financial statements to reflect the pooling-of-interests combination. In connection with the acquisition of QCC, the Company recorded deferred income tax expense related to the establishment of deferred income tax assets and liabilities which arose due to the change in tax status from an S corporation to a C corporation.

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

       On May 20, 1999, the Company issued 474,650 of its common shares in exchange for all the outstanding capital stock of POV Partners, Inc. ("POV") an Ohio-based IT services firm. Headquartered in Columbus, Ohio, with offices in Phoenix, Arizona, and Charlotte, North Carolina, POV's approximately 90 employees provided a broad range of business strategy and IT services including Internet-enabled application development and electronic commerce solutions. This business combination has been accounted for as a pooling-of-interest combination. The stockholders' equity and operations of POV were not material in relation to those of the Company. As such, the Company has recorded the combination without restating prior periods' consolidated financial statements.

      On August 27, 1999, the Company acquired all of the outstanding stock of the BALR Corporation ("BALR"), an Oakbrook, Illinois-based IT services firm, in exchange for 1,145,796 shares of the Company's common stock. BALR's approximately 100 employees designed systems and provided technical consulting services for a wide range of businesses. BALR's services included e-Business and Web-enabled systems development, relational database management and client-server application development. This business combination was accounted for as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of BALR for all periods presented.

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

      Historically, the Company's revenue growth has been attributable to the addition of new clients and the growth of current client relationships at existing and new branch locations. During 1997, 1998 and the first nine months of 1999, the Company supplemented its internal revenue growth with acquisitions. Looking forward, the Company intends to grow its existing branch locations and expand its network through the traditional greenfield approach supplemented by acquisitions. Each of the branches, originally developed by the Company, has generated annual revenue and gross profit growth since inception.

                          RESULTS OF OPERATIONS
       -------------------------------------------------------------
         The following table sets forth, for the periods indicated, selected consolidated statements of earnings and comprehensive income data as a percentage of revenues:


                                                              THREE  MONTHS ENDED                  NINE MONTHS ENDED
                                                        --------------------------------  ----------------------------------
                                                         September 30,    September 30,    September 30,      September 30
                                                             1999             1998              1999             1998
                                                        --------------   ---------------  ----------------   ---------------
CONSOLIDATED STATEMENT OF EARNINGS AND
     COMPREHENSIVE INCOME DATA:
Revenues                                                          100%              100%              100%              100%
Cost of services                                                   56                57                56                58
                                                        --------------   ---------------  ----------------   ---------------
Gross profit                                                       44                43                44                42
Costs and expenses:
Selling                                                             5                 5                 5                 4
Recruiting                                                          2                 4                 2                 4
General and administrative                                         25                25                26                26
Business combination costs                                          *                 *                 1                 *
                                                        --------------   ---------------  ----------------   ---------------
     Total costs and expenses                                      32                34                34                34
                                                        --------------   ---------------  ----------------   ---------------
Operating income                                                   12                 9                10                 8
Other income                                                        1                 2                 1                 2
                                                        --------------   ---------------  ----------------   ---------------
Income before income taxes                                         13                11                11                10
Income taxes                                                        6                 5                 5                 4
Initial deferred income taxes                                      --                --                 *                 *
                                                        --------------   ---------------  ---------------    ---------------
     Total income taxes                                             6                 5                 5                 4
                                                        --------------   ---------------  ---------------    ---------------
Net income                                                          7%                6%                6%                6%
                                                        ==============   ===============  ================   ===============


                     *- Less than 1% of total revenues.


      REVENUES. Revenues increased $32.3 million to $121.2 million for the three months ended September 30, 1999 from $88.9 million for the three months ended September 30, 1998. Revenues for the nine months ended September 30, 1999 increased $110.1 million to $342.7 million from $232.6 million for the nine months ended September 30, 1998. The increases were attributable to the addition of new clients and the growth of current client relationships at existing and new branch locations. Revenues from the Company's ten most significant clients grew by 9%, but as a percentage of total revenues decreased to 10% and 11%, respectively, for both the three and nine month periods ended September 30, 1999, as compared to 14% for the comparable periods in the prior year.

       GROSS PROFIT. Gross profit consists of revenues less cost of services, which includes consultant salaries and benefits. Gross profit as a percentage of revenues were 44% for both the three and nine month periods ended September 30, 1999 as compared to 43% and 42% during the comparable periods in 1998. These increases were attributable to a change in the sales mix toward higher-end service offerings and the Company's established branches reaching critical mass, partially offset by lower margins in recently opened branches.

      SELLING EXPENSES. Selling expenses include the salaries, benefits, commissions, travel, entertainment and all other direct costs associated with the Company's direct sales force. Selling expenses for the three months ended September 30, 1999 increased 55% to $6.2 million from $4.0 million for the three months ended September 30, 1998. Selling expenses for the nine months ended September 30, 1999 increased 68% to $16.3 million from $9.7 million for the nine months ended September 30, 1998. These increases were attributable to higher commissions, an increased fixed cost structure related to newly acquired offices and business development initiatives, and other costs associated with the increase in revenues. As a percentage of revenues, selling expenses for the three months ended September 30, 1999 were 5%, consistent with the three months ended September 30, 1998. For the nine months ended September 30, 1999, selling expenses as a percentage of revenues increased to 5% from 4% for the nine month period ended September 30, 1998. The increase was due primarily to the increased fixed cost structure related to newly acquired and newly opened offices.

      RECRUITING EXPENSES. Recruiting expenses consist of costs related to hiring new personnel. These costs include the salaries, benefits, bonuses and other direct costs of in-house recruiters, outside recruiting agency fees, sign-on bonuses, relocation fees and advertising costs. Recruiting expenses for the three months ended September 30, 1999 decreased 21% to $2.7 million from $3.4 million for the three months ended September 30, 1998. Recruiting costs for the nine month period ended September 30, 1999 decreased 7% to $8.0 from $8.6 million during the nine months ended September 30, 1998. The number of employees increased 30% to approximately 3,600 at September 30, 1999, from approximately 2,980 at September 30, 1998. Total recruiting costs per hire were in line with the historical average of $6,000 to $7,000 for the three and nine month periods ended September 30, 1999 and September 30, 1998. As a percentage of revenues, recruiting expenses fell to 2% for the three and nine month periods ended September 30, 1999 as compared to 4% for the three and nine month periods ended September 30, 1998 due largely to the leveraging of fixed recruiting overhead on a higher revenue base. As of September 30, 1999, approximately 76% of the Company's total employees were consultants.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, travel, outside professional fees and all other branch and corporate costs. General and administrative expenses for the three month period ended September 30, 1999 increased 35% to $ 30.6 million from $22.6 million for the three months ended September 30, 1998. For the nine month period ended September 30, 1999, general and administrative costs increased 46% to $87.5 million from $59.8 million for the nine month period ended September 30, 1998. As a percentage of revenues, general and administrative expenses remained constant at 25% and 26%, respectively, for the three and nine month periods ended September 30, 1999 and 1998.

      BUSINESS COMBINATION COSTS. Business combination costs were $0.4 million for both three month periods ended September 30, 1999 and 1998. For the first nine months of 1999, business combination costs totaled $4.7 million as compared to $0.8 million for the same period in the prior year. As a percentage of revenue, business combination costs accounted for less than 1% in both the three month periods ended September 30, 1999 and 1998. During the nine month period ended September 30, 1999, business combination costs, as a percentage of revenue, were 1% and less than 1% during the comparable nine month period in the prior year.

       The business combination costs included legal, accounting, other transaction-related fees and expenses, severance payments and expenses resulting from non-cash compensation related to stock options.

      During the first nine months of 1999, these costs related to the Company's acquisition of Waterfield in March 1999, POV in May 1999, and BALR in August 1999. In the first nine months of 1998, the Company incurred similar costs in connection with the acquisition of QCC during March of 1998 and NCC in July of 1998.

      OPERATING INCOME. Operating income increased 67% to $13.7 million for the three months ended September 30, 1999 from $8.2 million in the three months ended September 30, 1998. For the nine months ended September 30, 1999, operating income increased 72% to $33.2 million from $19.4 million for the nine months ended September 30, 1998. As a percentage of revenues after business combination costs, operating income was 12% and 10% for the three and nine months ended September 30, 1999, respectively, as compared to 8% and 7% for the comparable periods in the prior year.

      As a percentage of revenues, operating income before business combination costs improved to 12% from 10% during the three month periods ended September 30, 1999 and 1998, respectively. For the nine month period ended September 30, 1999, operating income before business combination costs increased to 11% from 9% in the prior year comparable period. The increases in operating income were the result of higher gross profit and lower recruiting costs.

      OTHER INCOME. Other income increased 13% to $1.9 million for the three month period ended September 30, 1999 from $1.6 million for the three month period ended September 30, 1998. For the nine month period ended September 30, 1999, other income increased 33% to $5.2 million from $3.9 million for the nine month period ended September 30, 1998. The nine month period ended September 30, 1999 included increased interest income on investments related to the net proceeds of $69.6 million from the Company's public offering in May 1998.

      INCOME TAXES. The Company's effective tax rate before non-deductible business combination costs for the three and nine month periods ended September 30, 1999 was 42%, compared to 38% for the three and nine month periods ended September 30, 1998. The increase in the effective tax rate relates primarily to higher state tax rates of newly opened branch offices. The Company's effective tax rate including non-deductible business combination costs was 43% and 45% for the three and nine month periods ended September 30, 1999, respectively, as compared to 43% for the three and nine month periods ended September 30, 1998.

      The effective tax rate for the three and nine months ended September 30, 1999 reflects non-deductible business combination costs related to the acquisition of Waterfield, POV, and BALR and initial deferred income taxes related to POV. The effective tax rate for the nine months ended September 30, 1998 includes non-deductible business combination costs of QCC and NCC, and the recording of initial deferred income tax expense related to the acquisition of QCC.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1999, the Company had approximately $166.9 million of cash, cash equivalents, and short-term and long-term investments compared to $150.7 million at December 31, 1998. The Company's primary source of liquidity has been cash provided through equity offerings and cash from operations. On April 30, 1999, the Company renewed its loan agreement with American National Bank permitting borrowing up to $10.0 million of unsecured credit with interest, at the Company's option, at LIBOR plus 1.5% or the lender's prime rate. There were no borrowings under this loan agreement as of September 30, 1999. The Company's loan agreement expires on April 30, 2000.

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

      Operating activities provided net cash flows of $25.7 million for the nine months ended September 30, 1999 primarily as a result of increases in net income, accrued compensation and income taxes payable which was partially offset by an increase in accounts receivable and prepaid accounts.

      Capital expenditures were $30.7 million for the nine month periods ended September 30, 1999, which included approximately $12.2 million of purchases relating to ongoing construction of facilities to house the Company's education center, Chicago branch office, and to provide space for its corporate headquarters. In addition, the Company incurred $11.6 million of capital expenditures related to the implementation of the Company's new information system, and the remainder was for purchases of computer equipment and software, and office furniture and equipment to support the growth and expansion of the Company.

      During the nine months ended September 30, 1999 and 1998, cash provided by financing activities from the exercise of stock options aggregated $22.3 million and $9.2 million, respectively.

      As of September 30, 1999, the Company had approximately $166.9 million of cash equivalents, and short and long-term investments resulting principally from cash provided by operations and public stock offerings during the last three years. The Company believes that these funds and those generated from the operation will provide adequate cash to fund its anticipated cash needs at least through the next 12 months.


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

      On May 20, 1999, the Company issued 474,650 of its common shares in exchange for all the outstanding capital stock of POV Partners, Inc. ("POV") an Ohio-based IT services firm. Headquartered in Columbus, Ohio, with offices in Phoenix, Arizona, and Charlotte, North Carolina, POV's approximately 90 employees provided a broad range of business strategy and IT services including Internet-enabled application development and electronic commerce solutions. This business combination has been accounted for as a pooling-of-interests combination. The stockholders' equity and operations of POV were not material in relation to those of the Company. As such, the Company has recorded the combination without restating prior periods' consolidated financial statements.

         On August 27, 1999, the Company acquired all of the outstanding stock of the BALR Corporation ("BALR") an Oakbrook, Illinois-based IT services firm in exchange for 1,145,796 shares of its common stock. BALR's approximately 100 employees designed systems and provided technical consulting services for a wide range of businesses. BALR's services include e-Business and Web-enabled systems development, relational database management and client-server application development. This business combination was accounted for as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of BALR for all periods presented.

STRATEGIC ALLIANCE

         On September 29, 1999, Novell, Inc. agreed to purchase 3,294,893 shares of the Company's common stock for a purchase price of $100 million, and the Company agreed to issue to Novell a warrant to purchase 400,000 shares of the Company's common stock, with an exercise price of $35.875 per share (the "Warrant"). These transactions were consummated on November 12, 1999. This investment by Novell in the Company is intended to accelerate the deployment of Novell Directory Services-Registered Trademark- (NDS -TM-) in enterprise and e-business solutions. In addition, on September 29, 1999, the Company and Novell formed a global alliance to jointly develop customized NDS solutions for mid-sized businesses. Under the global alliance agreement, the Company has agreed to establish a solutions deployment center and to train at least 600 consultants in NDS and related Novell solutions. The Warrant will become exercisable only if the Company fails to meet certain milestones under the global alliance agreement.

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

SAFE HARBOR PROVISION

         This Form 10-Q contains certain forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended) that involve substantial risks and uncertainties. When used in this Form 10-Q, the words "plans", "intends", "anticipates", and "expects" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, difficulties in attracting and retaining highly skilled employees, the Company's ability to manage rapid growth and expansion into new geographic areas and service lines, the Company's ability to manage the risk associated with client projects and risks related to possible acquisitions, the Company's ability to develop IT solutions that keep pace with continuing changes in technology, evolving industry standards and changing client preferences. In addition, the Company's ability to manage issues relating to the passage of Year 2000, as discussed in the section entitled "Year 2000", of the "Management Discussion and Analysis of Financial Condition and Results of Operation These and other risks are more fully described in the "Risk Factors" section of the Company's registration statement (No.333-87509) on Form S-3 filed by the Company with the Securities and Exchange Commission on September 21, 1999, as amended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company maintains investments in marketable securities. The securities are classified as available for sale on the consolidated balance sheet at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of applicable deferred income taxes. As of September 30, 1999, the fair value of the Company's marketable securities portfolio was $
94.7 million, all of which was invested in debt securities.

      The Company operates its only non-U.S. office in London, England, which exposes the Company to market risk associated with foreign currency exchange rate fluctuations; however, such risk is immaterial at this time to the Company's consolidated financial statements.


PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On August 27, 1999, the Company acquired all of the outstanding capital stock of BALR from the shareholders of BALR, in exchange for 1,145,796 shares of the Company's Common Stock. The shares of Common Stock were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There were no underwriters or other distributors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     (10.1) Common Stock and Warrant Purchase Agreement dated as
            September 29, 1999, between the Company and Novell (with form of Warrant and form of Investor Rights Agreement)

     (27)   Financial Data Schedule


(b) Reports on Form 8-K

The Company filed a report on Form 8-K dated October 15, 1999 to announce that (a) Novell has agreed to invest $100 million in the Registrant and (b) the Registrant and Novell have formed an alliance to jointly develop customized Novell Directory Services/-Registered Trademark-/(NDS/-TM-/) solutions for mid-sized businesses.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Whittman-Hart, Inc.



Date:    November 15, 1999            By:    /s/ Robert F. Bernard
         -----------------                ------------------------------
                                          Robert F. Bernard
                                          Chairman of the Board and
                                          Chief Executive Officer


Date:    November 15, 1999            By:    /s/ Bert  B. Young
         -----------------                ------------------------------
                                          Bert B. Young
                                          Chief Financial Officer and Treasurer