Form 10-K
period 1999-12-31
MARCHFIRST INC
filed 2000-03-30
CIK 1009403

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended DECEMBER 31, 1999

                                       OR

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

      COMMISSION FILE NUMBER:      0-28166

                                   marchFIRST, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                36-3797833
             ---------                               -----------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

311 SOUTH WACKER DRIVE, SUITE 3500, CHICAGO, ILLINOIS          60606-6618
----------------------------------------------------           ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 2000, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant (based upon the per share closing price of $49.1875 on March 1, 2000, and for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers are affiliates) was approximately $6,411,157,211.

As of March 1, 2000, there were 144,823,410 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into PART III hereof.

PART I

ITEM 1.  BUSINESS.

     THE DISCUSSION BELOW CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934) THAT ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO, THE COMPANY'S MANAGEMENT. THE COMPANY'S RESULTS, PERFORMANCE AND ACHIEVEMENTS IN 2000 AND BEYOND COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, ANY SUCH FORWARD-LOOKING STATEMENTS. SEE "CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS."

SUMMARY

     marchFIRST, Inc. ("marchFIRST" or the "Company") is an Internet professional services firm that provides a comprehensive suite of professional services to help companies build business models, brands, systems and processes to capitalize on the opportunities created by the Internet and related computer and communications technologies. marchFIRST also provides integrated application hosting services and, through an affiliate company, plans to provide access to venture capital and external funding sources. marchFIRST provides services to clients ranging from early-stage Internet start up companies to Global 2000 companies, reflecting management's belief that the Internet has narrowed the range of needs among small, middle-market and global companies.

      marchFIRST is the new name for the company formerly known as Whittman-Hart, reflecting the merger of Whittman-Hart and USWeb/CKS, completed on March 1, 2000. As a leading information technology services company prior to the merger, Whittman-Hart provided technology-based e-Business solutions, including back office business systems integration, supply-chain management and business-to-business processes and technologies. USWeb/CKS was a leading provider of Internet professional services, with an emphasis on emerging e-commerce companies and the Fortune 500 business-to-consumer marketplace, and offered strong strategy and creative capabilities.

      As a result of the merger, marchFIRST provides comprehensive professional services from more than 70 offices in 14 countries and employs approximately 8,900 employees. The professional services provided by marchFIRST include business strategy and management consulting, creative branding and marketing, Web application design and development, packaged software implementation and integration, and Web and network infrastructure design and implementation. marchFIRST believes that its breadth of services and capabilities distinguishes it from potential competitors, fosters long-term client relationships, affords cross-selling opportunities and protects it from dependence on any single service line or technology. Unless otherwise noted, the following discussion reflects the combined business of Whittman-Hart and USWeb/CKS after the merger. With respect to historical matters, the Company is sometimes referred to as Whittman-Hart.

      marchFIRST's business is organized into the following five geographic operating units.

-        Central Group (U.S.)

-        East Group (U.S., Latin America and Asia)

-        Northwest Group (U.S.)

-        Southwest Group (U.S.)

-        Europe, Middle East and Africa (EMEA) Group

         Each geographic group is divided into smaller regions, and each region contains multiple offices. Offices serve clients within their own communities, fostering close, ongoing client relationships and enhancing marchFIRST's ability to attract skilled, locally-based consultants. marchFIRST believes that local offices establish greater name recognition for marchFIRST and increase referrals for its services within the potential client base in their locales. As a result, marchFIRST believes it has an advantage when competing against firms that do not maintain a local presence.

INDUSTRY BACKGROUND

         The rapid acceptance of the Internet and electronic commerce by business and consumers has reduced or eliminated such traditional market barriers as distance, time and cost of entry, creating the opportunity for many companies to reach new customers and new markets. As these barriers have diminished, however, competition between established companies and new entrants has become increasingly intense in many industries. As a result, businesses are increasingly viewing the Internet as a vital strategic tool to help them achieve goals ranging from defensive positions such as protecting their existing customer bases, to aggressive tactics, such as achieving dominance in new markets.

         In the new digital economy, a company's business model, brand and systems and processes must be fundamentally interdependent. This alignment presents several core challenges. First, business models must be developed with an understanding of how markets, market share and technology infrastructure are all interrelated. Further, the speed of innovation is leading clients to demand that the generation of ideas be intimately linked with the ability to create results.

         Second, technology is becoming increasingly complex. To compete successfully, companies must integrate packaged and custom-developed systems that serve end consumers, employees throughout their organizations, and representatives of those supply chain member companies which supply raw materials, components and services.

         A third challenge emanates from the competitive need for successful companies to reinforce their brand experience at every point with their customers, suppliers and employees. Further, technology must be implemented with careful consideration of its user interface whether it's intended for use on a consumer-facing Web site or as part of a procurement system used in a company's back office.

         The final core challenge is that within most companies, professionals in business, creative branding and marketing, and technology groups (or areas) often lack the experience and understanding of the other areas required to work cooperatively to rapidly create seamless business solutions. Currently, companies seeking rapid and successful business solutions must often engage different firms as advisors in two or more of these areas and provide internal guidance to coordinate and integrate each firms' efforts.

         Due to the foregoing factors, demand for a new type of e-Business professional services firm -- one with depth and breadth of capabilities in the areas of technology, strategy, marketing and creative -- is growing rapidly. marchFIRST is a new type of e-Business professional services firm with substantial capabilities in the areas of technology, strategy, marketing and creative, addressing the challenges of the new digital economy. Approximately 60% of marchFIRST's professionals are dedicated to the area of technology, 20% are dedicated to business strategy counseling, and 20% are dedicated to the area dedicated to creative branding and marketing.

THE marchFIRST SOLUTION

         marchFIRST provides the complete span of business services that clients need to compete in today's digital economy. Due to the breadth of its capabilities, marchFIRST has no vested interest in any one solution or any one business function. Rather, it is prepared to serve clients with the capabilities that meet their immediate business needs to create immediate impact.

         Professional and consulting services include business strategy and marketing consulting, creative branding and marketing, Web application design and development, packaged software implementation and integration, and Web and network infrastructure design and implementation. In addition, through Bluevector LLC, an entity that is 50% owned by marchFIRST, the Company intends to provide its clients with access to venture capital funding sources. The Company provides outsourcing technology management services through its Integrated Application Services product offering, which is discussed below.

         marchFIRST's business model focuses on developing close and long-lasting relationships with its clients. marchFIRST has worked with many of its clients for several years, spanning a variety of projects and services. marchFIRST believes that its ability to provide innovative solutions is enhanced by its strategic relationships with leading vendors such as Broadvision, Exodus, IBM, Microsoft, Novell, 3Com and Oracle.

NEW INITIATIVES

         marchFIRST has recently announced two new initiatives to help its large corporate clients. The Corporate Partnerships Practice will assist Global 2000 companies in creating Internet spin-off companies. Through this practice, marchFIRST plans to invent, invest in and bring to market new spin-offs for clients. Its comprehensive services will include developing new business models to leverage the power of the Internet, securing or sourcing financing for the spin-offs through Bluevector, and integrating the spin-offs with existing lines of business.

         In order to secure financing for these new spin-offs, marchFIRST has established a venture capital fund, Bluevector LLC. marchFIRST believes that Bluevector and its new Corporate Partnerships Practice enhances its depth of expertise and better positions it to provide one-stop advisory services for its clients.

STRATEGIC BUSINESS PLAN

         marchFIRST's objectives are to become a trusted business advisor to clients; provide clients with integrated e-Business services in the areas of technology, strategy, creative branding and marketing; be the employer of choice in the Internet professional services industry; deliver its services through a global network of offices; and achieve revenue, earnings per share and operating margin goals. marchFIRST has also established an Executive Committee to provide leadership and accountability for execution of its strategic plan.

         The Company's strategic plan emphasizes organic growth. Key components of the Company's plan include:

         CROSS-SELLING OF ITS SERVICE OFFERINGS. Regardless of the service initially provided to a client -- such as business strategy, brand development or technology services -- a typical engagement enhances the Company's ability to cross-sell additional services.

         PROVIDING NEW SERVICE OFFERINGS. marchFIRST intends to continue developing and introducing marketing-leading service offerings. These offerings provide access to new clientele and access to previously untapped opportunities within existing clients, and may combine existing capabilities into higher-value offerings. An example of one such offering is the Company's Corporate Partnerships Practice to help Global 2000 companies create Internet spin-off companies. Services that will be provided by this practice include developing new business models, assistance in securing financing and integrating the spin-offs with existing lines of business.

         LEVERAGING THE INCREASING SCALE OF ITS ENGAGEMENTS. The Company has seen substantial increases in the size of individual engagements over the past several years, and expects this trend to continue. This is driven in part by the complexity of engagements as clients seek to integrate front-end with back-end technology systems. In addition, the trend toward globalization in business enables the Company to provide multiple services to clients at many locations simultaneously.

         EXPANDING CAPABILITIES THROUGHOUT THE WORLD. marchFIRST is pursuing growth strategies to increase its size and market penetration in North America -- its largest market, Europe, the Asia/Pacific Region and Latin America. Growth strategies are tailored for each market based on local buying patterns, current market penetration and cultural issues. Global growth through acquisitions is not a strategic priority for the Company. Rather, tactical, targeted acquisitions will be used to balance the Company's skills and capabilities within regions to ensure it can provide the same broad scope and high caliber of services worldwide.

         PURSUE ALLIANCES WITH BUSINESS PARTNERS. marchFIRST forms strategic relationships with business partners to achieve three goals: develop new markets, open opportunities and access to new clients, and provide professional development for its employees. Benefits of these alliances include the opportunity to share technical and industry knowledge, pursue joint marketing opportunities, provide training for marchFIRST's consultants and jointly develop new service offerings incorporating marchFIRST's methodologies. For example, marchFIRST has established business partner relationships with such companies as Hewlett-Packard Company, IBM Corporation, Intel Corporation, Informix Software, Inc., Interworld Corporation, JD Edwards, Inc., Lotus Development Corporation, Lucent Technologies, Microsoft Corporation, Novell, Inc., Onyx Software Corporation, Open Market, Inc., Oracle Corporation, Pandesic LLC, Reuters, SAP America, Inc. Silverstream Software, Inc., Sun Microsystems, Inc., 3Com and TRADEX Technologies, Inc. The training programs often enable marchFIRST employees to become certified in a given technology. Establishing these relationships typically allows marchFIRST to use the business partner's name and the "business partner" designation in marketing marchFIRST's services. These relationships also facilitate marchFIRST's pursuit of marketing opportunities with the business partners. These strategic relationships generally do not, however, require marchFIRST to use technology developed by the business partners in implementing solutions for clients or to re-sell the partners' products. Nonetheless, marchFIRST may be retained by a client based in part upon one or more of marchFIRST's business partner relationships.

         PROVIDE A GROWING SUITE OF VALUE-ADDED SERVICES. marchFIRST is pursuing a strategy of creating new services that enable clients to gain competitive advantage and serve as a catalyst to the Company's growth. Integrated Application Services is an example of one such service, providing outsourcing services for hosting, maintenance and operations of certain key technology systems, such as e-commerce capabilities. In addition, the Company has created a Global Investment Management Group to link clients with venture capital funding. This group will coordinate investments in Internet startup and Global 2000 carve-out companies with Bluevector LLC.

         ATTRACT, DEVELOP AND RETAIN PROFESSIONALS WITH THE SKILLS AND COMPETENCIES THAT MAXIMIZE CLIENT VALUE. In order to address the strong demand for qualified consultants in the Internet professional services industry and to minimize recruiting agency fees, marchFIRST has an enterprise recruiting organization supported by a sophisticated infrastructure leveraging the Internet and other tools and resources. A decentralized recruiting staff recruits from and for the local offices. The recruiting staff at marchFIRST's headquarters provides supplemental support during periods of high demand, supports strategic expansion, and sources executive level and special skill-set candidates.

         LEVERAGE INTELLECTUAL CAPITAL AND FOSTER ORGANIZATIONAL LEARNING. marchFIRST believes the collective knowledge, or intellectual capital, of its employees represents a significant competitive advantage. Given the Company's broad geographic scope and the increasing complexity of the services it provides, it is becoming more difficult to build, share and apply knowledge throughout the organization. To that end, marchFIRST is building a technology-based knowledge management infrastructure to enable it to leverage and share the intellectual assets of marchFIRST on a firm-wide basis.

         ENHANCE BUSINESS SYSTEMS AND TECHNICAL INFRASTRUCTURE TO ENABLE IMPROVED COMPANY PERFORMANCE. marchFIRST believes that information technology can be a powerful strategic business tool. In 1999, the Company completed a project to upgrade its entire systems portfolio, selectively enhancing or replacing all systems with scalable applications and the technical infrastructure required to support projected growth. The integrated environment supports marchFIRST's core business processes (opportunity management, resource staffing, project management and billing), the employee lifecycle or "supply chain" (recruiting, training, developing, and staffing), and back office operations (finance, accounting, and human resources).

         FOCUS ON OPERATIONAL EXCELLENCE. marchFIRST's geographic operating units are led by five group executive partners. The mission of these units is to achieve superior office performance, measured by market growth, return on investment, and profitability. Superior performance is based on the rigorous execution of annual business and financial plans. These units provide support for recruiting, business development, service quality and delivery, and financial management.

CLIENTS

         marchFIRST's clients belong to three categories of companies. First are Global 2000 companies, second are traditional mid-size companies and third are Internet pure play companies. These emerging e-commerce companies can be both Internet startup firms or carve-out units of Global 2000 companies.

         The Company has served, and intends to continue to serve, clients in a broad range of industries, including communications, consumer products, distribution, diversified services, financial services, insurance, manufacturing, pharmaceuticals, professional services, retail and technology. The Company employs consultants with business experience in these areas to enhance its ability to understand industry-specific business issues and develop solutions to address these issues. marchFIRST has maintained ongoing relationships with many of its clients over many years, spanning multiple projects and services. marchFIRST believes that it has established significant ongoing relationships with many of its clients.

         Whittman-Hart's ten most significant clients accounted for a total of approximately 10% and 13% of its revenues during 1999 and 1998, respectively. During each of 1999, 1998 and 1997, no client accounted for more than 10% of Whittman-Hart's total revenues. Annual revenues from each of Whittman-Hart's ten largest clients in 1999 ranged from approximately $3 million to $7 million. Assuming, for illustrative purposes, that Whittman-Hart and USWeb/CKS had been added together during these periods, marchFIRST's ten most significant clients would have accounted for a total of approximately 8% and 9% of marchFIRST's total revenues for 1999 and 1998, with annual revenues from such clients in 1999 ranging from approximately $5 million to $18 million. These figures are included for illustrative purposes only, and are not indicative of future operating results of the Company.

BUSINESS DEVELOPMENT

         marchFIRST employs a team-based selling approach, focusing on introducing enterprise-wide solutions to "C" level executives (CEO, CIO, CFO, CMO, etc). This approach incorporates representatives from the Company's business development function and the Company's three principal disciplines: strategy, creative branding and marketing, and technology. marchFIRST employees, whether from the business development organization or the substantive delivery organizations, establish contact with targeted prospects to create awareness, understanding and preference for the Company. Following the initial contact with the prospective client, the appropriate business development representative, together with appropriate subject matter experts from the strategy, technology and/or creative branding and marketing disciplines introduce the appropriate team of professionals to help develop the initial proposal. Once an initial assignment is won, the appropriate delivery team is assembled to develop the business strategy and design and execute the technology and creative branding and marketing plans. On select, high profile accounts, a senior level professional is assigned to the account to establish and manage the long-term relationship between marchFIRST and the client. This senior level relationship manager serves as the client's primary relationship contact with the Company and provides overall coordination of marchFIRST's multiple service offerings to the client.

HUMAN RESOURCES

         marchFIRST's success depends in large part upon its ability to attract, develop, motivate and retain highly skilled employees. Qualified employees in all of the Company's core discipline areas are in great demand and are likely to remain a limited resource for the foreseeable future. marchFIRST dedicates significant resources to recruiting consultants with specific experience in strategy, technology, or creative branding, as well as industry experience. Many consultants are selected from among the largest and most successful information technology, business strategy, advertising and marketing and other professional services organizations. As of March 15, 2000, the Company employed approximately 8,900 employees, of whom approximately 85% were consultants.

         marchFIRST has implemented a number of distinctive human resources programs. For example, nearly all of marchFIRST's employees hold options in the Company's stock and are directly aligned to the creation of value in the Company. Additionally, marchFIRST's performance-based incentive compensation program provides guidelines for career development, encourages development of skills, provides a tool to manage the employee development process and establishes compensation guidelines. marchFIRST employs a Web-enabled campus to create a "virtual learning environment" that enables consultants to identify and close skill gaps through a progression of skill development experiences. This process begins with marchFIRST's centralized employee orientation program where new employees participate in structured workshops designed to introduce them to the Company's culture and to teach them to leverage the Web-based employee development tools offered through its strategic education initiative. This initiative employs instructor-led, computer-based training and other distance learning technologies to efficiently and effectively develop employees with both business and technical expertise.

         None of marchFIRST's employees is subject to a collective bargaining arrangement. marchFIRST has entered into employment agreements, which are terminable upon two weeks notice (without substantial penalty), with virtually all of its sales, recruiting and technical personnel. The agreements contain noncompetition, nondisclosure and nonsolicitation covenants. Although most consultants are marchFIRST employees, marchFIRST does engage independent contractors as consultants from time to time.

COMPETITION

         The market for Internet professional services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. marchFIRST expects competition to intensify and increase in the future.

         marchFIRST's competitors in the Internet professional services market have typically grow out of specific service areas and can be divided into several groups:

- Large information technology consulting service providers, such as Andersen Consulting, Cambridge Technology Partners and Electronic Data Systems Corporation;

- The consulting divisions of computer hardware vendors, such as IBM Corporation, Compaq Computer Corp. and Hewlett-Packard Company;

- Internet integrators and Web presence providers such as Agency.com, iXL Enterprises, Inc., Organic Online, Inc., Proxicom Inc., Sapient Corporation, Scient Corporation, and Viant Corporation; and

- Advertising and media agencies such as Ogilvy & Mather, Young & Rubicam, and Foote, Cone & Belding.

         marchFIRST believes its principal competitive advantages include: breadth of services offered; ability to combine strategy, creative branding and marketing, and technology services into integrated solutions; scale; geographic reach; technical expertise; industry knowledge; perceived value; quality of service; responsiveness to client needs and speed in solutions; reputation and client relationships.

INTELLECTUAL PROPERTY RIGHTS

         marchFIRST's success has resulted, in part, from its methodologies and other proprietary intellectual property rights. marchFIRST relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from which marchFIRST licenses intellectual property. marchFIRST enters into confidentiality agreements with its employees and limits distribution of proprietary information. The steps taken by marchFIRST in this regard may be adequate to deter misappropriation of proprietary information and marchFIRST may not be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

         Software developed by marchFIRST in connection with a client engagement is typically assigned to the client. In limited situations, marchFIRST may retain ownership, or obtain a license from its client that permits marchFIRST or a third party to market the software for the joint benefit of the client and marchFIRST or for the sole benefit of marchFIRST.

         The following trademarks and service marks are the property of marchFIRST: "marchFIRST," "Whittman-Hart," "USWeb," "USWeb/CKS," "We are IT," "Select Smart," "Compliance 2000," "E-Success," "iFrame," "iAMsystem," "iAMportal," and "iAMcommerce." The Company holds no patents or registered copyrights and has no present intention of making any copyright or patent applications.

ITEM 2.  PROPERTIES.

      marchFIRST's principal executive offices are located at 311 South Wacker Drive, Chicago, Illinois. The Company's lease on these premises covers approximately 50,000 square feet and expires on October 31, 2004. The Company also leases facilities in Oakbrook, Illinois, Indianapolis, Milwaukee, Madison, Minneapolis, Atlanta, Denver, Grand Rapids, Cincinnati, Peoria, Dallas, Boston, Salem, New Hampshire, Cleveland, Columbus, San Francisco, New Jersey, Pittsburgh, Phoenix, St. Louis, Charlotte, London, England and Edinburgh, Scotland.

      In addition, the Company purchased a 37,000 square foot facility in Chicago in April 1997. In 1998, the Company purchased five of its adjacent buildings for approximately $5.0 million, of which a portion was raised during 1999, and the space will be used for future expansion. In early 1999, the Company purchased a 120,000 square foot building adjacent to these other acquired Chicago facilities, for approximately $3.1 million. These buildings were purchased to provide space for a new Chicago facility, which will house the Company's education center, Chicago branch office and corporate headquarters.

      As a result of the merger with USWeb/CKS on March 1, 2000, the Company's properties include the former headquarters facility of USWeb/CKS, which occupies approximately 75,000 square feet under lease in San Francisco, California and which will serve as additional corporate offices for marchFIRST. All other office facilities are leased and located in the United States and 27 various international locations.

      The Company anticipates that additional space will be required as its business expands and believes that it will be able to obtain suitable space as needed.

ITEM 3.  LEGAL PROCEEDINGS.

      marchFIRST has the following pending legal proceedings resulting from lawsuits assumed in the Company's merger with USWeb/CKS on March 1, 2000:

      On November 5, 1998, a putative class action lawsuit captioned Wilson vs. CKS Group, Inc., et al., was filed in the United States District Court for the Northern District of California against CKS Group and three of its former officers and directors. The complaint alleges that during the period March 20, 1997 to November 7, 1997 (the "Class Period"), the defendants violated the Securities Exchange Act and the Securities and Exchange Commission rules and regulations thereunder by issuing false and misleading statements about CKS Group's operations, revenues and earnings which allegedly inflated CKS Group's reported revenues, earnings and stock price. The complaint further alleges that those who purchased CKS Group' s stock did so at artificially inflated prices. The plaintiff seeks to recover damages in an unspecified amount (together with interest and attorneys' fees) on behalf of all purchasers of CKS Group Common Stock during the Class Period. Discovery in the case has not yet begun. marchFIRST has filed a motion to dismiss the complaint on February 25, 2000 and is currently waiting for the final ruling from the District Court. marchFIRST believes that this lawsuit is without merit and intends to defend this action vigorously.

      On September 15, 1998, US WEST, Inc. filed a complaint against USWeb and one of their licensees in the United States District Court for the District of Nebraska, alleging claims under Federal and state law for trademark infringement, trademark dilution, and unfair competition (the "Nebraska Action"). US WEST filed an Amended Complaint on October 5, 1998. US WEST seeks to enjoin all use by the Company of the name USWeb. The case is expected to go to trial in the summer of 2000. marchFIRST believes that US WEST's claims are without merit and intends to defend this action vigorously.

      As is typical for companies in our business and of our size, we are from time to time the subject of lawsuits. In addition to the lawsuits described above, a number of legal proceedings are presently pending. Certain of such proceedings may be covered under insurance policies or indemnification agreements. Based upon information presently available, we believe that the final outcome of pending proceedings should not materially harm our business, financial condition or results of operations. However, due to the inherent uncertainties of litigation, there is a risk that the outcome of pending or any future litigation could materially harm our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the registrant's shareholders during the fourth quarter of the registrant's 1999 fiscal year.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's common stock began trading on May 3, 1996 at a price of $4.00 per share, adjusted to reflect the stock split referred to below. The Company's common stock is quoted on the Nasdaq National Market, under the symbol "MRCH". The following table sets forth the high and low sales prices for the common stock for each quarterly period indicated, retroactively adjusted to reflect the two-for-one common stock splits which was effective July 12, 1998.



                                                          1998
           -------------------------------------------------------------
           PERIOD                                  HIGH              LOW
           -------------------------------------------------------------
           First Quarter                        $23.375          $13.875
           Second Quarter                       $24.500          $18.250
           Third Quarter                        $25.312          $15.000
           FOURTH QUARTER                       $28.250          $13.000
           -------------------------------------------------------------



                                                         1999
          -------------------------------------------------------------
          PERIOD                                  HIGH              LOW
          -------------------------------------------------------------
          First Quarter                        $35.125          $19.500
          Second Quarter                       $31.875          $17.000
          Third Quarter                        $39.437          $21.750
          Fourth Quarter                       $81.125          $35.460
          -------------------------------------------------------------


         The Company has not paid any dividends to date and plans to reinvest its earnings in future growth opportunities. The Company does not anticipate paying cash dividends in the foreseeable future.

         As of March 1, 2000, there were approximately 1,102 stockholders of record of the Company's common stock.

         In December 1999, the Company announced the merger with USWeb/CKS. The merger was completed on March 1, 2000.

ITEM 6.  SELECTED FINANCIAL DATA.

      The following selected financial data is derived from the Whittman Hart's consolidated financial statements and notes thereto included elsewhere in this Form 10-K. This information should be read in conjunction with the financial statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." (The Company merged with USWeb/CKS on March 1, 2000. The Company filed Registration Statement on Form S-4 on January 13, 2000, Registration No. 333-94565 which contained unaudited pro forma financial information for the combined company.)


                                                                     YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                 1999          1998         1997         1996          1995
-------------------------------------------------------------------------------------------------------------------
Statement of earnings data:
Revenues                                             $480,911      $333,502     $199,389     $121,536       $73,015
Cost of services                                      269,240       190,982      117,503       73,706        45,935
-------------------------------------------------------------------------------------------------------------------
     Gross profit                                     211,671       142,520       81,886       47,830        27,080
Costs and expenses:
     Selling                                           22,773        14,028        8,706        5,448         3,815
     Recruiting                                        10,825        11,328        6,706        3,784         2,753
     General and administrative                       124,555        86,303       50,434       30,197        18,568
     Business combination costs                         7,281           775        1,771            -             -
-------------------------------------------------------------------------------------------------------------------
         TOTAL COSTS AND EXPENSES                     165,434       112,434       67,617       39,429        25,136
-------------------------------------------------------------------------------------------------------------------
Operating income                                       46,237        30,086       14,269        8,401         1,944
Other income (expense)                                  8,148         5,700        3,474        1,403            33
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                             54,385        35,786       17,743        9,804         1,977
Initial deferred income taxes                             467           676            -            -             -
Income tax expense                                     23,628        14,285        7,806        3,673            90
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                            $30,290       $20,825       $9,937       $6,131        $1,887
-------------------------------------------------------------------------------------------------------------------
Pro forma income data:
     Net income as reported                           $30,290       $20,825       $9,937       $6,131        $1,887
     Pro forma adjustment to provision
         For income taxes (1)                               -             -            -            -           667
-------------------------------------------------------------------------------------------------------------------
     Pro forma net income
        (Actual in 1999, 1998, 1997 and 1996)         $30,290       $20,825       $9,937       $6,131        $1,220
-------------------------------------------------------------------------------------------------------------------
     Pro forma basic earnings per share
        (actual in 1999, 1998, 1997 and 1996)            $.53          $.40         $.21         $.16          $.04
     Pro forma diluted earnings per share
        (actual in 1999, 1998, 1997 and 1996)            $.47          $.36         $.20         $.15          $.04
-------------------------------------------------------------------------------------------------------------------
Weighted average number of
     Common shares outstanding                         56,641        52,244       47,580       38,073        27,756
-------------------------------------------------------------------------------------------------------------------
Weighted average number of
     common and common equivalent
        Shares outstanding                             64,429        57,258       50,939       42,155        33,862
-------------------------------------------------------------------------------------------------------------------


                                                                               DECEMBER 31,
    ---------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:                                      1999          1998         1997         1996          1995
Cash and cash equivalents and
     short-term and long-term investments            $284,336      $151,385      $69,347      $67,461        $4,595
Working capital                                       284,817       147,902      146,112       83,701        74,878
Total assets                                          504,207       254,342      129,143       98,562        22,570
Long-term debt, less current portion                        -           529          537           23         1,135
Redeemable convertible preferred stock                      -             -            -            -         5,584
Total stockholders' equity                            454,655       211,621       99,477       80,818         1,721



(1) Reflects federal and certain additional state income tax expense for 1995 that would have been required had the Company and its predecessors operated as a C Corporation for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      THE DISCUSSION BELOW CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934) THAT ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO, THE COMPANY'S MANAGEMENT. THE COMPANY'S RESULTS, PERFORMANCE AND ACHIEVEMENTS IN 1999 AND BEYOND COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, ANY SUCH FORWARD-LOOKING STATEMENTS. SEE "CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 24.

OVERVIEW

     On March 1, 2000, the Company merged with USWeb/CKS. (See section entitled, "Subsequent Event" for further discussion.) As a result of the merger, the Company's revenue and operating expenses will increase substantially in future periods. The discussion that follows reports on the historical results of the Company (which is sometimes referred to as Whittman-Hart). Prior to the consummation of the merger on March 1, 2000, the Company filed a registration statement Form S-4 on January 27, 2000, Registration No. 333-94565. The filing contained unaudited pro forma information for the combined company.

     The Company's revenues are generated primarily from professional fees, which are generally billed at a contracted hourly rate and are recognized as services are provided. For each of the last three fiscal years, at least 90% of Whittman-Hart's revenues were generated on a time and materials basis. The Company's services may also be provided on a fixed-bid or fee-capped basis, in which case revenues are recognized by the percentage of completion method. These arrangements subject the Company to the risk of cost overruns; however, historically, such overruns have not been significant. The Company typically bills on a weekly basis to monitor client satisfaction and manage its outstanding accounts receivable balances. The Company's most significant cost is project cost of services, which consists of consultant salaries and benefits. Thus, the Company's financial performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and personnel utilization rates (billable hours divided by paid hours).

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

      The Company establishes standard billing guidelines based on the type of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. Over the last three years, Whittman-Hart's average revenue per assignment hour has steadily increased. The growth in average revenue per assignment hour reflects a higher percentage of value-added services, such as package software implementations and solutions-oriented, strategic consulting projects.

      The Company manages its personnel utilization rates by monitoring project requirements and timetables. The number of consultants assigned to a project will vary according to the size, complexity, duration and demands of the project. Project terminations, completions and scheduling delays may result in periods in which consultants are not fully utilized. An unanticipated termination of a project could result in a higher than expected number of unassigned consultants or, if the Company were to terminate such consultants, increased severance expenses. Although the number of the Company's consultants can be adjusted to correspond to the number of active projects, Whittman-Hart must maintain a sufficient number of senior consultants to oversee existing client projects and assist the Company's sales force in securing new client assignments. marchFIRST consultants are subject to employment contracts that may be terminated upon two weeks' notice without substantial penalty or further expense to the Company.

      Historically, Whittman-Hart's revenue growth was attributable to the addition of new clients and the growth of current client relationships at existing and new branch locations. During 1999, the Company continued to supplement its internal revenue growth with the acquisitions. In 2000, the Company intends to grow its existing branch locations and expand its network through the traditional greenfield approach supplemented by acquisitions. In addition to Whittman-Hart's merger with USWeb/CKS, each of the branches, originally developed by the Company, has generated annual revenue and gross profit growth since inception.

      On March 1, 2000, the Company and USWeb/CKS completed a merger. Under the terms of the merger agreement, approximately 82,431,300 shares of Whittman-Hart common stock were exchanged in the merger for all the outstanding common stock of USWeb/CKS. In addition, employee options to purchase approximately 34,010,426 shares of USWeb/CKS common stock and warrants to purchase approximately 2,058,700 shares of USWeb/CKS common stock were assumed by Whittman-Hart and became options or warrants to purchase Whittman Hart common stock. These amounts reflect an exchange ratio of 0.865 of a share of Whitman Hart common stock for each share of USWeb/CKS common stock. This transaction was accounted for as a purchase business combination in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." The total consideration for the transaction was valued at approximately $6.5 billion, which includes the value of common stock issued in the merger, options and warrants, and other direct acquisition costs.

RESULTS OF OPERATIONS

         The following table sets forth, for the years indicated, selected statements of earnings data as a percentage of revenues and the percentage change in each line item between comparative years:



                                         PERCENTAGE OF TOTAL REVENUES                   PERCENTAGE CHANGE
                                         ---------------------------                    -------------------
                                                                                      1999              1998
                                            Year Ended December 31,            Compared to       Compared to
                                         1999         1998         1997               1998              1997
------------------------------------------------------------------------------------------------------------
STATEMENT OF EARNINGS DATA:
Revenues                                 100%        100%          100%               44%               67%
Cost of services                          56          57            59                41                63
                                          --          --            --
    Gross profit                          44          43            41                49                74
Costs and expenses:
    Selling                                5           4             4                62                61
    Recruiting                             2           3             3               (4)                69
    General and administrative            26          26            26                44                71
    Business combination costs             2           1             1               839              (56)
                                           -           -             -
       Total costs and expenses           35          34            34                47                66
                                          --          --            --
Operating income                           9           9             7                54               111
Other income (expense)                     2           2             2                42                63
                                           -           -             -
Income before income taxes                11          11             9                52               101
Income taxes                               5           5             4                61                92
                                           -           -             -
Net income                                 6           6             5                46               110
                                           =           =             =



      All prior period amounts have been restated to reflect the 1999 acquisitions of the Waterfield Technology Group ("Waterfield"), BALR Corporation ("BALR") and Four Points Digital, L.L.C. ("Four Points") using the pooling-of-interests method of accounting (see "Business Combinations" and Note 4 of notes to consolidated financial statements).

1999 COMPARED TO 1998

      REVENUES. Revenues increased 44% to $480.9 million in 1999 from $333.5 million in 1998. The increase was attributable primarily to the addition of new clients and the growth of current client relationships at existing and new branch locations. Revenues from the Company's ten most significant clients grew in 1999 by 17 %, but as a percentage of total revenues declined to 10% in 1999 as compared to 13% in 1998.

      GROSS PROFIT. Gross profit consists of revenues less cost of services, which includes consultant salaries and benefits. Gross profit in 1999 grew 49% to $211.7 million from $142.5 million in 1998. Gross profit as a percentage of revenues was 44% in 1999 as compared to 43% in 1998. These increases were attributable to a change in the sales mix toward higher-end service offerings and the Company's established branches reaching critical mass, partially offset by lower margins in recently opened branches.

      SELLING EXPENSES. Selling expenses include the salaries, benefits, commissions, travel, entertainment and all other direct costs associated with the Company's direct sales force. Selling expenses in 1999 increased approximately 62% to $22.8 million from $14.0 million in 1998. The increases were attributable to higher commissions, an increased fixed cost structure related to newly acquired offices and business development initiatives. As a percentage of revenues, selling expenses increased in 1999 to 5%, from 4% in 1998.

      RECRUITING EXPENSES. Recruiting expenses consist of costs related to hiring new personnel. These costs include the salaries, benefits, bonuses and other direct costs of in-house recruiters, outside recruiting agency fees, sign-on bonuses, relocation fees and advertising costs. Recruiting expenses in 1999 decreased 4% to $10.8 million from $11.3 million in 1998. The number of employees increased 31% to approximately 4,100 at December 31, 1999, from approximately 3,100 at December 31, 1998. Total recruiting costs per hire were in line with the Company's historical average of $6,000 to $7,000 in both 1999 and 1998. As a percentage of revenues, recruiting expenses fell to 2% in 1999 and from 3% in 1998 due to leveraging of fixed recruiting overhead on a higher revenue base. As of December 31, 1999, approximately 80% of the Company's total employees were consultants.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, travel, outside professional fees and all other branch and corporate costs. General and administrative expenses in 1999 increased 44% to $124.6 million from $86.3 million in 1998. As a percentage of revenues, however, general and administrative expenses remained consistent at 26% in both 1999 and 1998. The increase was attributable to new and newly acquired offices, integration costs associated with the Company's acquisitions, corporate initiatives associated with the Company's Focus 2002 strategic plan, costs related to new branch locations and the addition of management to support the Company's growth strategies.

      BUSINESS COMBINATION COSTS. Business combination costs were $7.3 million in 1999 and $0.8 million in 1998. As a percentage of revenue, business combination costs accounted for 2% of revenues in 1999 and 1% in 1998. The business combination costs included legal, accounting and other transaction-related fees and expenses. During 1999, these costs related to the Company's acquisition of Waterfield in March 1999, POV Partners, Inc. ("POV") in May 1999, BALR in August 1999 and Four Points and Fulcrum Solutions Ltd. ("Fulcrum") in November 1999. In 1998, the Company incurred similar types of costs in connection with the acquisition of QCC, Inc. ("QCC") during March of 1998 and North Central Consulting ("NCC") in July of 1998.

      OPERATING INCOME. Operating income increased 54% to $46.2 million in 1999 from $30.1 million in 1998. As a percentage of revenues, operating income remained consistent at 9% in both 1999 and 1998. Increased gross margin and lower recruiting costs were offset by higher business combination costs and increased selling expenses, as discussed above.

      OTHER INCOME (EXPENSE). Other income (expense) increased 42% to $8.1 million in 1999 from $5.7 million in 1998. This increase was primarily attributable to the Company earning interest on investments of the net proceeds from the Company's public offering in May 1998 and the net proceeds from the purchase of 3,294,893 shares of the Company's common stock by Novell in November 1999 (see "Liquidity and Capital Resources").

      INCOME TAXES. The Company's effective tax rate including non-deductible business combination costs and initial deferred income taxes were 44.3% and 41.8% in 1999 and 1998. The increase in the effective tax rate relates primarily to higher state tax rates of newly opened branch offices. The Company's effective tax rate before non-deductible business combination costs and initial deferred income tax expense for 1999 was 41.7%, compared to 39.2% for 1998.

      The effective tax rate for 1999 reflected non-deductible business combination costs related to the Company's acquisitions of Waterfield, POV, BALR, and Four Points and initial deferred income taxes related to the acquisitions of POV and Four Points. The effective tax rate for 1998 included non-deductible business combination costs related to the Company's acquisitions of QCC and NCC, and the recording of initial deferred income tax expense related to those acquisitions.

1998 COMPARED TO 1997

      REVENUES. Revenues increased 67% to $ 333.5 million in 1998 from $199.4 million in 1997. The increase was attributable to the addition of new clients and the growth of current client relationships at existing and new branch locations. Revenues from the Company's ten most significant clients grew in 1998 by 34%, but as a percentage of total revenues declined to 13% in 1998 as compared to 17% in 1997.

      GROSS PROFIT. Gross profit consists of revenues less cost of services, which includes consultant salaries and benefits. Gross profit in 1998 grew 74% to $142.5 million from $81.9 million in 1997. Gross profit as a percentage of revenues was 43% in 1998 as compared to 41% in 1997. These increases were attributable to a change in the sales mix toward higher-end service offerings and the Company's established branches reaching critical mass, partially offset by lower margins in recently opened branches.

      SELLING EXPENSES. Selling expenses include the salaries, benefits, commissions, travel, entertainment and all other direct costs associated with the Company's direct sales force. Selling expenses in 1998 increased approximately 61% to $14.0 million from $8.7 million in 1997. This increase was attributable to higher commissions, an increased fixed cost structure related to newly acquired offices and business development initiatives, and other costs associated with the increase in revenues. As a percentage of revenues, however, selling expenses in 1998 were 4%, consistent with the prior year.

      RECRUITING EXPENSES. Recruiting expenses consist of costs related to hiring new personnel. These costs include the salaries, benefits, bonuses and other direct costs of in-house recruiters, outside recruiting agency fees, sign-on bonuses, relocation fees and advertising costs. Recruiting expenses in 1998 increased 69% to $11.3 million from $6.7 million in 1997. The number of employees increased 55% to approximately 3,100 at December 31, 1998, from 2,000 at December 31, 1997. Total recruiting costs per hire were in line with the historical averages of approximately $6,000 to $7,000 in 1998 and 1997. As a percentage of revenues, recruiting expenses remained consistent at 3% in 1998 and 1997. As of December 31, 1998, approximately 78% of the Company's total employees were consultants.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, travel, outside professional fees and all other branch and corporate costs. General and administrative expenses in 1998 increased 71% to $86.3 million from $50.4 million in 1997. As a percentage of revenues, however general and administrative expenses remained consistent at 26% in 1998 in 1997. This increase was attributable to new and newly acquired offices, integration costs associated with the Company's acquisitions, corporate initiatives associated with the Company's Focus 2002 strategic plan, costs related to new branch locations and the addition of management to support the Company's growth strategies.

      BUSINESS COMBINATION COSTS. Business combination costs were $0.8 million in 1998 and $1.8 million in 1997. As a percentage of revenue, business combination costs accounted for 1% of revenues in 1998 and 1997. The business combination costs included legal, accounting and other transaction-related fees and expenses. During 1998, these costs related to the Company's acquisitions of QCC in March 1998 and NCC in July 1998. In 1997, the Company incurred similar costs in connection with acquisitions of Axis Consulting International, Inc., Expert Buying Systems, Inc. and World Consulting Limited.

     OPERATING INCOME. Operating income increased 111% to $30.1 million in 1998 from $14.3 million in 1997. As a percentage of revenues, operating income increased to 9% in 1998 from 7% in 1997 due to the increase in gross profit margin and lower business combination costs, as discussed above.

     OTHER INCOME (EXPENSE). Other income (expense) increased 63% to $5.7 million in 1998 from $3.5 million in 1997. This increase was primarily attributable to the Company earning interest on investments of the net proceeds from the Company's public offering in May 1998.

      INCOME TAXES. The Company's effective tax rate was 41.8% and 44.0% in 1998 and 1997, respectively. The effective tax rate in 1998 and 1997 includes non-deductible business combination costs and in 1998 also includes the recording of initial deferred income tax expense related to the Company's acquisitions of QCC and NCC. The Company's effective tax rate before non-deductible business combination costs and initial deferred income tax expense for 1998 was 39.2%, compared to 41.1% for 1997.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1999, the Company had approximately $284.3 million of cash, cash equivalents, and short-term and long-term investments compared to $151.4 million at December 31, 1998. Long-term investments at December 31, 1999 included $15.5 million in non-marketable equity securities. The Company's primary source of liquidity has been cash provided through equity offerings and cash from operations.

      Subsequent to the merger, as of March 1, 2000, the combined company had approximately $417 million of cash and cash equivalents, and investments, excluding equity securities.

      marchFIRST has a loan agreement for up to $10.0 million of unsecured credit with interest, at the Company's option, at LIBOR plus 1.5% or the lender's prime rate. There were no borrowings under this loan agreement as of December 31, 1999. The Company's loan agreement expires on April 30, 2000. In connection with the Company's merger with USWeb/CKS, the Company assumed a revolving credit line with the maximum borrowing capacity of $30 million of which approximately $11 million was outstanding at December 31, 1999. The credit agreement is scheduled to expire March 31, 2000. marchFIRST intends to further extend this credit agreement.

      On May 8, 1998, the Company completed a public offering of its common stock, resulting in net proceeds to the Company of $69.6 million.

      On November 12, 1999, Novell, Inc. purchased 3,294,893 shares of the Company's common stock for a purchase price of $100 million, and the Company agreed to issue Novell a warrant to purchase 400,000 shares of the Company's common stock, with an exercise price of $35.875 per share (the "Warrant"). In addition, the Company and Novell entered into a global alliance agreement. These transactions are intended to accelerate the deployment of the Novell Services Directory Services (NDS) in enterprise and e-Business solutions for mid-sized businesses. Under the global alliance agreement, the Company has agreed to establish a solutions deployment center and to train at least 600 consultants in NDS and related Novell solutions. The Warrant will become exercisable only if the Company fails to meet certain milestones under the global alliance agreement.

      Operating activities provided net cash flows of $35.7 million, $23.5 million and $7.8 million in 1999, 1998 and 1997, respectively, primarily as the result of increases in net income, accrued compensation, and income taxes payable, which were partially offset by increases in accounts receivable and other current assets.

      Capital expenditures of $38.5 million, $22.0 million and $11.9 million in 1999, 1998 and 1997, respectively, consisted primarily of real estate, computer equipment and software and office furniture and equipment to support the growth and expansion of the Company. During late 1999, the Company completed the installation of its information systems. The information systems required capital expenditures of approximately $16 million and $5.5 million during 1999 and 1998, respectively. In addition, the Company's 1999 capital spending included $14.3 million of capital spending relating to the ongoing construction of facilities to house the Company's education center, Chicago branch office, and corporate headquarters.

      marchFIRST expects to make similar types of expenditures in 2000 and future years relating to the expansion of offices and the improvement of information systems. Also expected are expenditures of approximately $50.0 million in 2000 related to the expansion of marchFIRST's new Chicago facility, which will house marchFIRST's education center, the Chicago branch office, and its corporate headquarters. Total capital expenditures for marchFIRST during 2000 are expected to approximate $100.0 million.

      On December 22, 1999, the Company signed an operating lease agreement with First Chicago Leasing Corporation as lessor. The lessor will construct a parking facility for the Company's education center, the Chicago branch office, and its corporate headquarters for an estimated $23.0 million. The lessor will lease the facility to the Company upon completion of the structure in 2001 at which time the Company will begin making lease payments. The lease term is five years, bearing an interest rate of the LIBOR rate plus an applicable margin. The Company's lease obligation is dependent upon the ultimate cost of the facility. The lease contains certain restrictive covenants related to change in control and also various financial covenants. In addition, the Company has the option to renew the lease at the end of the term or purchase the lessor's interest in the property.

     During 1999, 1998 and 1997, cash was provided by the exercise of stock options and the purchase of common stock through the Company's employee stock purchase plan, which totaled $37.2 million, $11.3 million and $3.2 million, respectively.

BUSINESS COMBINATIONS

     During March 1998, the Company acquired all the outstanding capital stock of QCC, Inc. ("QCC") for 600,000 shares of the Company's common stock. Headquartered in the Boston metropolitan area, QCC's approximately 75 professionals provided the following services: package software evaluation; business process reengineering; data warehousing; implementation of software packages developed by SSA Section, Oracle Section and JDEdwards Section; application development for AS/400 and client server applications; and Year 2000 compliance services. This business combination has been accounted for as a pooling-of-interests combination. The stockholders' equity and operations of QCC were not material in relation to those of the Company. As such, the Company has recorded the combination without restating prior periods' consolidated financial statements to reflect the pooling-of-interests combination.

      During July 1998, the Company acquired North Central Consulting, Inc. ("NCC"), a Minneapolis-based IT services firm. The Company issued 638,508 common shares in exchange for all of the outstanding capital stock of NCC. This business combination was accounted for as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements have been restated to include the financial position and results of operation of NCC for all periods presented. Headquartered in Minnetonka, Minnesota, with a satellite office in Milwaukee, NCC's approximately 120 professionals specialized in providing ERP software implementations, custom application development and internet-enabled solutions to middle-market manufacturing, distribution and financial services companies, as well as some divisions and departments of Fortune 500 companies. The combination of

Whittman-Hart's recently opened Minneapolis branch with approximately 40 employees and NCC's four-year-old office accelerates Whittman-Hart's ability to provide a full suite of IT services to its target customer base.

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

      On May 20, 1999, the Company issued 474,650 of its common shares in exchange for all the outstanding capital stock of POV Partners, Inc. ("POV") an Ohio-based IT services firm. Headquartered in Columbus, Ohio, with offices in Phoenix, Arizona, and Charlotte, North Carolina, POV's approximately 90 employees provide a broad range of business strategy and IT services including Internet-enabled application development and electronic commerce solutions. This business combination has been accounted for as a pooling-of-interests combination. The stockholders' equity and operations of POV were not material in relation to those of the Company. As such, the Company has recorded the combination without restating prior periods' consolidated financial statements.

      On August 27, 1999, the Company issued in exchange for all of the outstanding stock of the BALR Corporation ("BALR"), an Oakbrook, Illinois-based IT services firm, 1,145,796 shares of the Company's common stock. BALR has approximately 100 employees, who design systems and provide technical consulting services. BALR's services include e-Business and Web-enabled systems development, relational database management and client-server application development. This business combination was accounted for as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements were restated to include the accounts and results of operations of BALR for all periods presented.

      On November 12, 1999, the Company issued 1,098,221 shares of its common stock in exchange for all of the outstanding stock of Four Points Digital, L.L.C. ("Four Points"), a Chicago, Illinois-based IT services firm with an office in San Francisco, California. The approximately 80 Four Points professionals specialize in digital marketing including interactive advertising using rich media, online site development and online media buying. This business combination was accounted for as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of Four Points for all periods presented.

      On November 27, 1999, the Company acquired Fulcrum Solutions, Ltd. ("Fulcrum"), a London, England-based IT services firm, further expanding its European presence. The Company acquired all of the outstanding common stock and stock options of Fulcrum in exchange for $2,193,857 in cash and 360,869 shares of the Company's common stock. In addition to its London headquarters, Fulcrum operated offices in Manchester, England; Edinburgh, Scotland; and New York City. Its approximately 180 professionals design systems and provide technical consulting services. The firm specializes in Oracle-based e-Business solutions including customer relationship management; enterprise-wide Internet transaction systems in sales and marketing, manufacturing, financial and human resources; business intelligence, and data migration and integration. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the results of operations of Fulcrum have been included in the Company's consolidated financial statements from November 27, 1999.

      The Company anticipates its current cash resources, together with existing sources of liquidity and funds generated from operations, will provide adequate cash to fund the Company's anticipated cash needs at least through the next 12 months as well as its long term liquidity needs.

YEAR 2000

      The Company had identified three issues related to Year 2000 compliance; first was the effect on internal information systems, second were issues related to vendors performing services for the Company, and finally, were issues related to consulting activities performed by the Company.

      The Company replaced its existing internal information systems in the fourth quarter of 1999. The system is currently operating without any significant interruptions and the Company is not aware of any Year 2000 related problems associated with the system. The cost of this implementation did not have a material adverse impact on the Company's results of operations or financial condition.

      The Company has relationships with several vendors that provide administration of compensation and related employee benefits and other vendors that perform banking and treasury services. The Company completed an evaluation of the state of readiness of these vendors and it believes that the vendors are currently Year 2000 compliant. Also, the Company is not aware of any significant issues relating to the Year 2000 compliance of its vendors. The cost to the Company in the event of non-compliance with Year 2000 issues by any of these third parties is not expected to have material impact on the Company's result of operations or its financial condition.

      To date, the Company has not experienced any material adverse effect on the demand for its services as a result of uncertainty relating to, or diminished functionality of systems resulting from, the passage of the Year 2000. The Company provides solutions for the IT systems that are critical to companies' operations. Business interruptions, loss or corruption of data or other major problems resulting from the failure of a client's IT system to process Year 2000 data correctly could have significant adverse consequences to that client. The Company cannot currently predict whether or to what extent there will be any legal claims brought against the Company or whether there will be any other material adverse effect on the Company's business, financial condition or the results of operations, as a result of any such adverse consequences to its clients.

SUBSEQUENT EVENT

      On March 1, 2000, the Company and USWeb/CKS completed a merger. Under the terms of the merger agreement, approximately 82,431,300 shares of Whittman-Hart common stock were exchanged in the merger for all the outstanding common stock of USWeb/CKS. In addition, employee options to purchase approximately 34,010,426 shares of USWeb/CKS common stock and warrants to purchase approximately 2,058,700 shares of USWeb/CKS common stock were assumed by Whittman-Hart and became options or warrants to purchase Whittman Hart common stock. These amounts reflect an exchange ratio of 0.865 of a share of Whittman-Hart common stock for each share of USWeb/CKS common stock. This transaction was accounted for as a purchase business combination in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." The total consideration for the transaction was valued at approximately $6.5 billion, which includes the value of common stock issued in the merger, options and warrants, and other direct acquisition costs.

      USWeb/CKS was a leading Internet professional services firm which provided a comprehensive range of business strategy consulting services, Internet technology solutions and services, such as advanced marketing communications programs. USWeb/CKS professionals combined their expertise with industry-specific knowledge to help clients build their businesses in innovative ways.

      Beginning in the first quarter of 2000, marchFIRST's revenue and related operating costs will increase substantially as a result of the merger. The increase will include costs related to the integration of USWeb/CKS and Whittman-Hart. In addition, due to the merger, marchFIRST anticipates significant expenditures related to the creation, launch and promotion of its new brand in 2000. Also, the Company intends to modify the financial statement presentation of the consolidated statement of earnings as follows:

      COST OF SERVICES. marchFIRST will conform its accounting method to Whittman-Hart's previous practice. Cost of services will continue to include salaries, benefits and other incentives for employees engaged in delivering professional services.

      SALES AND MARKETING. Previously reported selling expenses, which included salaries, benefits, commissions, travel and entertainment will be combined with advertising, branding, and other costs and will be recorded as sales and marketing expenses.

      RECRUITING EXPENSES. Expenses related to the cost of hiring new personnel will be recorded as general and administrative expenses.

      DEPRECIATION AND AMORTIZATION OF OPERATING ASSETS. Depreciation and amortization of operating assets such as furniture, computers, and leaseholds will continue to be recorded as general and administrative expenses.

      STOCK COMPENSATION, AMORTIZATION OF INTANGIBLE ASSETS. Stock compensation and amortization of intangible assets will appear as separate expense lines below general and administrative expenses.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

      Statement of Financial Accounting Standards "SFAS" No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, is effective for financial statements for fiscal years ending December 31, 2000, but may be adopted in earlier periods. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company does not believe that SFAS No. 133 will have a significant impact on its financial statements.

QUARTERLY RESULTS OF OPERATIONS

      The following table sets forth certain unaudited quarterly operating information of Whittman-Hart for each of the eight quarters ending with the quarter ended December 31, 1999. This data has been prepared on the same basis as the audited financial statements, and in management's opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the information for the periods presented. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.



                            MAR. 31,    JUN. 30,    SEP. 30,    DEC. 31,    MAR. 31,    JUN. 30,    SEP. 30,    DEC. 31,
(in thousands)                  1998        1998        1998        1998        1999        1999        1999        1999
                               -----------------------------------------------------------------------------------------
Revenues                     $66,507     $77,840     $89,582     $99,574    $108,674    $116,016    $123,211    $133,010
Cost of services              39,161      45,117      50,596      56,109      61,560      65,140      68,563      73,976
                              -------    -------     -------     -------    --------     -------     -------     -------
Gross profit                  27,346      32,723      38,986      43,465      47,114      50,876      54,648      59,034

Selling                        2,469       3,222       4,017       4,320       4,468       5,616       6,238       6,451
Recruiting                     2,280       2,959       3,389       2,701       2,633       2,667       2,688       2,837
General and administrative    17,289      20,274      22,814      25,925      28,300      30,003      31,457      34,795
Business combination costs       383           -         392           -       2,653       1,635         406       2,588
                              -------    -------     -------     -------    --------     -------     -------     -------
Operating income               4,925       6,268       8,374      10,519       9,060      10,955      13,859      12,363

Other income                     882        1410       1,644       1,764       1,731       1,645       1,881       2,891

Income before taxes            5,807       7,678      10,018      12,283      10,791      12,600      15,740      15,254
Income tax expense             2,694       3,009       4,227       5,030       4,776       5,657       6,763       6,898
                               -------    -------     -------     -------    --------     -------     -------     ------
Net income                    $3,113      $4,669      $5,791      $7,253      $6,015      $6,943     $ 8,977      $8,356
                              ======      ======      ======      ======      ======      ======     =======      ======
Total revenues, as
                               -----------------------------------------------------------------------------------------
Previously reported (1)      $61,575     $71,833     $82,105     $92,100    $104,092    $111,186    $121,248    $133,010
Adjustments (2)                4,932       6,007       7,477       7,474       4,582       4,830       1,963           -
                              -------    -------     -------     -------    --------     -------     -------     -------
Total revenues                66,507      77,840      89,582      99,574     108,674     116,016     123,211     133,010

Gross Profit, as
Previously reported (1)       25,187      30,063      35,517      40,016      45,015      48,807      53,592      59,034
Adjustments (2)                2,159       2,660       3,469       3,449       2,099       2,069       1,056           -
                              -------    -------     -------     -------    --------     -------     -------     -------
Total gross profit            27,346      32,723      38,986      43,465      47,114      50,876      54,648      59,034

Operating income, as
Previously reported (1)        4,868       5,877       7,575       9,721       8,612      10,589      13,700      12,363
Adjustments (2)                   57         391         799         798         448         366         159           -
                              -------    -------     -------     -------    --------     -------     -------     -------
Total operating income         4,925       6,268       8,374      10,519       9,060      10,955      13,859      12,363

Net income, as
Previously reported (1)        2,987       4,245       5,095       6,487       5,560       6,560       8,804       8,356
Adjustments (2)                  126         424         696         766         455         383         173           -
                              -------    -------     -------     -------    --------     -------     -------     -------
Total net income              $3,113      $4,669      $5,791      $7,253      $6,015      $6,943      $8,977     $ 8,356
                              ======      ======      ======      ======      ======      ======      ======     =======


(1) The quarter ended December 31, 1999 is reported in conjunction with this Form 10-K.

(2) Adjustments to the quarters relating to 1998 reflect the effect of acquisitions accounted for as a pooling-of-interests of the amounts previously reported in the Company's quarterly results on Form 10-K. Adjustments to the quarters of 1999 reflect the effect of acquisitions accounted for as a pooling-of-interests of the amounts previously in the Company's reports on Form 10-Q. See note 4 of notes to consolidated financial statements for a more detailed discussion of these transactions.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Form 10-K contains certain forward-looking statements that reflect marchFIRST's current expectations about its future operating results, performance, and opportunities that involve substantial risks and uncertainties. When used in this Form 10-K, the words "anticipate," "believe," "estimate," "plan," "intend," and "expect," and similar expressions, as they relate to marchFIRST or its management, are intended to identify such forward-looking statements. These forward looking statements are based on information currently available to marchFIRST and are subject to a number of risks, uncertainties, and other factors that could cause marchFIRST's actual results, performance, prospects, and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, integration and other risks related to the merger with USWeb/CKS, difficulties in attracting and retaining highly skilled employees, marchFIRST's ability to manage rapid growth and expansion into new geographic areas and service lines, marchFIRST's ability to manage the risk associated with client projects, and risks related to possible acquisitions and the other factors discussed under "Risk Factors." Except as required by the Federal Securities law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-K or for any other reason.

RISK FACTORS

      You should consider the following risks in deciding whether to invest in our Company. These matters should be considered along with the other information included in this Annual Report on Form 10-K. We have separated the risks into two groups: risks relating to our recently completed merger with USWeb/CKS and risks relating to our Company as it now exists following the completion of the merger.

      In accordance with "plain English" guidelines provided by the Securities and Exchange Commission, the risk factors have been written in the first person.

RISKS RELATING TO THE MERGER

      INTEGRATING WHITTMAN-HART AND USWEB/CKS MAY BE DIFFICULT.

      We need to efficiently and promptly integrate operations of Whittman-Hart and USWeb/CKS to achieve the anticipated benefits of the merger. Failure to successfully integrate the businesses of the two companies could have a negative effect on us and prevent us from achieving the anticipated benefits of the merger.

      Certain key elements of the operations of the two companies need to be integrated, including:

         -        management and other professional personnel;

         -        technical and creative service offerings;

         -        sales and marketing efforts; and

         - financial, accounting and other operational controls, procedures, information systems and policies.

      The integration process will be further complicated by the need to integrate widely dispersed operations, multiple executive offices and different corporate cultures. This integration may not be accomplished in an efficient or effective manner, if at all. The integration process will require the dedication of management and other personnel, which may distract their attention from the conduct of day-to-day business activities. The integration of Whittman-Hart and USWeb/CKS will be made more difficult by the large number of other businesses recently acquired by the two companies and the continuing challenges of integrating some of these businesses. Finally, we have not attempted an acquisition with the scope or magnitude of the planned merger. Expenses associated with ongoing integration of the companies are likely to have a negative effect on our operating results at least through December 31, 2000.

      WE MUST RETAIN KEY PERSONNEL AND THEY MUST WORK TOGETHER EFFECTIVELY.

      Our success will depend upon the retention of senior executives and other key employees who are critical to the continued advancement, development and support of our services, ongoing sales and marketing efforts. The loss of the services of any key personnel or of any significant group of employees could negatively affect our business and prospects. As often occurs with mergers of technology/services companies, our competitors may intensify their efforts to recruit key employees as we integrate the two companies. Employee uncertainty regarding the effects of the merger could also cause increased turnover.

      Our success largely depends on the ability of our executive officers and other members of senior management to operate effectively in their roles in the newly combined company. If our management does not succeed in their roles or we are not able to efficiently allocate management responsibilities and cause our officers and senior managers to operate effectively as a group, our business could be negatively affected.

      WE COULD LOSE CLIENTS AS A RESULT OF UNCERTAINTY REGARDING THE MERGER.

      Uncertainty regarding our ability to effectively integrate the operations of the two companies without significant reduction in quality of service could lead some customers to select other vendors. The loss of business from significant clients could have a negative effect on our business.

      WE MUST BUILD RECOGNITION AND CUSTOMER ACCEPTANCE OF NEW BRANDS.

      Whittman-Hart and USWeb/CKS each invested significant efforts in building brand recognition and customer acceptance of our brand names. We believe that transferring market acceptance for the Whittman-Hart and USWeb/CKS brands to our combined and new brands will be an important aspect of our efforts to retain and attract clients. Promoting and maintaining these brands will depend largely on the success of our marketing efforts and our ability to provide high quality, reliable and cost-effective services. These efforts will require significant expenses, which will affect our results of operations. In addition, although we intend to centralize our marketing efforts, a significant part of our client services will continue to be provided through individual consulting offices. Client dissatisfaction with the performance of a single office could diminish the value of the combined company brands.

RISKS RELATING TO OUR COMPANY

      OUR QUARTERLY RESULTS MAY FLUCTUATE, WHICH MAY LEAD TO REDUCED PRICES FOR OUR STOCK.

      Our operating results have fluctuated in the past and our operating results are likely to fluctuate in the future as a result of a variety of factors, many of which will be outside of our control. Some of these factors include:

         - timing of the completion, material reduction or cancellation of major projects or the loss of a major client;

         -        the amount and timing of the receipt of new business;

         -        timing of hiring or loss of personnel;

         -        the cost and timing of the opening or closing of an office;

         - the amount and the relative mix of high-margin creative or strategy consulting projects as compared to lower margin projects;

         - capital expenditures and other costs relating to the expansion of operations;

         - the level of demand for Intranet, Extranet and Web site development;

         -        the productivity of consultants;

         - the ability to maintain adequate staffing to service clients effectively;

         -        the cost of advertising and related media;

         - the amount and timing of expenditures by clients for professional services;

         -        the introduction of new products or services by competitors;

         -        pricing changes in the industry;

         - the relative mix of lower cost full-time employees versus higher cost independent contractors;

         - technical difficulties with respect to the use of the Internet;

         -        economic conditions specific to Internet technology usage;

         - government regulation and legal developments regarding the use of the Internet; and

         -        general economic conditions.

      We may also experience seasonality in our business, resulting in diminished revenues as a consequence of decreased demand for professional services during summer and year-end vacation and holiday periods. Due to all of these factors, our operating results in any given quarter may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would likely be significantly and negatively affected and litigation may ensue.

      The historical financial data of the two companies is of limited value in planning future operating expenses. Accordingly, our expense levels will be based in part on our expectations concerning future revenues and will be fixed to a large extent. We will be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, a significant shortfall in demand for services could have an immediate and significant negative effect on our business and results of operations.

     OUR STOCK PRICE IS VOLATILE AND COULD DECLINE IN VALUE.

     The stock market, which has recently been at or near historic highs, has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and that often have been unrelated to the operating performance of those companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. This litigation could result in substantial costs and a diversion of management's attention and resources, which would have a negative effect on our business, financial condition and results of operations.

INTENSE COMPETITION FROM OTHER CAPITAL PROVIDERS TO ACQUIRE INTERESTS IN BUSINESS-TO-BUSINESS E-COMMERCE COMPANIES COULD RESULT IN LOWER RETURNS OR LOSSES ON INVESTMENTS.

     Bluevector LLC, our venture capital fund, faces intense competition from traditional venture capital firms, corporate strategic investors and other capital providers to develop and acquire interests in e-commerce spin-off businesses. Corporate strategic investors include publicly-held CMGI, Internet Capital Group and Safeguard Scientifics, as well as Idealab!, and other private companies. In addition, other professional services firms have recently announced their intention to provide capital and services to e-commerce businesses. Many of our competitors have greater financial and management resources, brand name recognition and industry contacts than we do. This intense competition, and the impact it has on the valuation of e-commerce spin-off businesses, could limit our opportunities to invest in such businesses or force us to pay higher prices for such investments, which would result in lower returns or losses on investments.

      TO SUCCEED, WE MUST RECRUIT AND RETAIN SKILLED PROFESSIONALS, WHO ARE IN SHORT SUPPLY.

      Our business of delivering Internet professional services is labor intensive. Accordingly, our success depends in large part on our ability to identify, hire, train and retain consulting professionals who can provide the Internet strategy, technology, and marketing and creative skills required by clients. The inability to attract and retain the necessary technical, marketing and managerial personnel would have a negative effect on our business. There is currently a shortage of this type of personnel, and this shortage is likely to continue for the foreseeable future. We will encounter intense competition for qualified personnel from other companies, and may not be able to identify, hire, train or retain other highly qualified technical, marketing and managerial personnel in the future.

      OUR SUCCESS DEPENDS ON OUR ABILITY TO MANAGE GROWTH.

      We have experienced recent rapid growth and are subject to the risks inherent in the expansion and growth of a business enterprise. This significant growth, if sustained, will continue to place a substantial strain on our operational and administrative resources and to increase the level of responsibility for our management personnel. To manage our growth effectively, we will need to further develop our operating, MIS, accounting and financial systems and to expand, train and manage our employee base. The management skills and systems we currently have in place may not be adequate if we continue to grow as planned.

      OUR INTERNATIONAL OPERATIONS ARE DIFFICULT TO MANAGE.

      We have 27 offices outside the United States. If revenues from international consulting offices are not adequate to offset the expenses of establishing and maintaining international operations and of localizing our marketing programs, our business and results of operations could be negatively affected. In addition to the uncertainty as to our ability to generate revenues from foreign operations and expand our international presence, there are certain risks inherent in doing business on an international level, including any of the following factors which could negatively affect our international operations:

         - unexpected changes in regulatory requirements, export and import restrictions, tariffs and other trade barriers;

         -        difficulties in staffing and managing foreign operations;

         - potentially adverse differences in business customs, practices and norms;

         -        longer payment cycles;

         -        problems in collecting accounts receivable;

         -        political instability;

         -        fluctuations in currency exchange rates;

         -        software piracy;

         -        seasonal reductions in business activity; and

         -        potentially adverse tax consequences.

      THE MARKET IN WHICH WE COMPETE IS HIGHLY COMPETITIVE AND HAS LOW BARRIERS TO ENTRY.

      The market for Internet professional services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. We expect competition to intensify and increase in the future. Our competitors can be divided into several groups:

         - large information technology consulting service providers such as Andersen Consulting, Cambridge Technology Partners and Electronic Data Systems Corporation;

         - the consulting divisions of computer hardware vendors such as International Business Machines Corporation, Compaq Computer Corp. and Hewlett-Packard Company;

         - Internet integrators and Web presence providers such as Agency.com, iXL Enterprises, Inc., Organic Online, Inc., Proxicom Inc., Sapient Corporation, Scient Corporation and Viant Corporation; and

         - advertising and media agencies such as Ogilvy & Mather, Young & Rubicam, and Foote, Cone & Belding.

      Many of our current and potential competitors have longer operating histories, larger installed customer bases, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than we do and could decide at any time to increase their resource commitments to our target markets. In addition, the market for Intranet, Extranet and Web site development is relatively new and subject to continuing definition, and, as a result, may better position our competitors to compete in this market as it matures. As a strategic response to changes in the competitive environment, we may from time to time make pricing, service, technology or marketing decisions or business or technology acquisitions that could have a negative effect on our business and results of operations.

      In addition, our ability to maintain existing client relationships and generate new clients will depend to a significant degree on the quality of our services and our reputation among clients and potential clients, as compared with our competitors. To the extent we lose clients to our competitors because of dissatisfaction with our services or our reputation is negatively affected for any other reason, our business could be negatively affected.

      There are relatively low barriers to entry into our business. Because professional services firms like us rely on the skill of their personnel and the quality of their client service, they typically have no patented technology that would preclude or inhibit competitors from entering their markets. We are likely to face additional competition from new entrants into the market in the future. Existing or future competitors may develop or offer services that provide significant performance, price, creative or other advantages over those offered by us, which could have a negative effect on our business and prospects.

      WE RELY ON STRATEGIC RELATIONSHIPS THAT COULD BE TERMINATED EASILY.

      We have a number of strategic relationships with leading hardware and software companies, including 3Com Corporation, J.D. Edwards & Company, Microsoft Corporation, Novell, Inc., and Siebel Systems, Inc. The loss of any one of these strategic relationships would deprive us of the opportunity to gain early access to leading-edge technology, cooperatively market products with the vendor, cross-sell additional services and gain enhanced access to vendor training and support. Maintenance of our strategic relationships is based primarily on an ongoing mutual business opportunity and a good overall working relationship. The legal contracts associated with these relationships would not be sufficient to force the strategic relationship to continue effectively if the strategic partner wanted to terminate the relationship. In the event that any strategic relationship is terminated, our business may be negatively affected.

      THE INTERNET ECONOMY AND THE MARKET FOR E-COMMERCE SOLUTIONS IS STILL DEVELOPING.

      We expect to derive a substantial portion of our revenues from services that depend upon the adoption of Internet solutions and the continued development of the World Wide Web, the Internet and e-commerce. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and volume of traffic. The Internet infrastructure may not continue to be able to support the demands placed on it by this continued growth. In addition, critical issues concerning the use of Internet and e-commerce solutions, including security, reliability, cost, ease of deployment and administration and quality of service, remain unresolved and may affect the acceptance of these technologies to operate a business, expand product marketing, improve corporate communications and increase business efficiencies. The adoption of Internet solutions for these purposes can be capital intensive and generally requires the acceptance of a new way of conducting business and exchanging information. If critical issues concerning the ability of Internet solutions to improve business positioning and processes are not resolved or if the necessary infrastructure is not developed, our business and prospects will be negatively affected.

      Even if these issues are resolved, businesses may not elect to outsource the design, development and maintenance of their Web sites to Internet professional services firms. If independent providers of Internet professional services prove to be unreliable, ineffective or too expensive, or if software companies develop tools that are sufficiently user-friendly and cost-effective, enterprises may choose to design, develop or maintain all or part of their Intranets, Extranets or Web sites themselves. If the market for such services does not continue to develop or develops more slowly than expected, or if our services do not achieve market acceptance, our business will be negatively affected.

      THE INFRINGEMENT OR MISUSE OF INTELLECTUAL PROPERTY RIGHTS COULD HARM OUR BUSINESS.

      We regard our intellectual property rights, such as copyrights, trademarks, trade secrets, practices and tools, as important to our success. To protect our intellectual property rights, we rely on a combination of trademark and copyright law, trade secret protection and confidentiality agreements and other contractual arrangements with our employees, affiliates, clients, strategic partners, acquisition targets and others. Effective trademark, copyright and trade secret protection may not be available in every country in which we intend to offer our services. The steps we have taken to protect our intellectual property rights may not be adequate, third parties may infringe or misappropriate our intellectual property rights and we may not be able to detect unauthorized use and take appropriate steps to enforce our rights. In addition, other parties may assert infringement claims against us. These claims, regardless of merit, could result in the expenditure of significant financial and managerial resources. Further, an increasing number of patents are being issued to third parties regarding Internet business processes. Future patents may limit our ability to use processes covered by such patents or expose us to claims of patent infringement or otherwise require us to seek to obtain related licenses. These licenses may not be available on acceptable terms. Our failure to obtain these licenses on acceptable terms could have a negative effect on our business.

      IF WE DO NOT PERFORM TO OUR CLIENTS' EXPECTATIONS, WE FACE POTENTIAL LIABILITY.

      Many of our consulting engagements involve the development, implementation and maintenance of applications that are critical to the operations of our clients' businesses. Our failure or inability to meet a client's expectations in the performance of its services could injure our business reputation or result in a claim for substantial damages against us, regardless of our responsibility for the failure. In addition, we possess technologies and content that may include confidential or proprietary client information. Although we have implemented policies to prevent this client information from being disclosed to unauthorized parties or used inappropriately, any unauthorized disclosure or use of this information could result in a claim for substantial damages. We have attempted to contractually limit our damages arising from negligent acts, errors, mistakes or omissions in rendering professional services. However, these contractual protections may not be enforceable or may not otherwise protect us from liability for damages. Although we maintain general liability insurance coverage, including coverage for errors and omissions, this coverage may not continue to be available on reasonable terms or may not be available in amounts sufficient to cover one or more large claims, or the insurer may disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that are not covered by insurance or result in changes to any of our insurance policies, including premium or deductible increases or coinsurance requirements, could negatively affect our business and financial condition.

      OUR ORGANIZATIONAL DOCUMENTS AND CURRENT DELAWARE LAW MAY DETER POTENTIALLY BENEFICIAL TAKEOVER ATTEMPTS.

      Our certificate of incorporation and by-laws and the Delaware General Corporation Law include provisions that may be deemed to have anti-takeover effects and may delay, deter or prevent a takeover attempt that stockholders might consider in their best interests. These include by-law provisions under which only the Chairman of the Board or the President may call meetings of stockholders and certain advance notice procedures for nominating candidates for election to the board of directors. Our directors are divided into three classes and are elected to serve staggered three-year terms. Our board of directors is empowered to issue up to 3,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of these shares, without any further stockholder action. The existence of this "blank-check" preferred stock could render more difficult or discourage an attempt to obtain control of our company by means of a tender offer, merger, proxy contest or otherwise. In addition, this "blank-check" preferred stock, and any issuance of this stock, may significantly decrease the market price of our common stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      At December 31, 1999, the Company maintained investments in marketable securities. The securities are classified as available for sale on the consolidated balance sheet at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of applicable deferred income taxes. As of December 31, 1999, the fair value of the Company's marketable securities portfolio was $121.1 million, all of which was invested in debt securities.

      As of December 31, 1999, the Company operated two offices in London, England, an office in Manchester, England, and an office in Edinburg, Scotland, which exposes the Company to market risk associated with foreign currency exchange rate fluctuations; however, such risk is immaterial at this time to the Company's consolidated financial statements.

      Subsequent to the merger with USWeb/CKS, on March 1, 2000, the Company assumed certain additional risks, including changes in interest rates affecting the return on its investments and, to a lesser extent, risks associated with foreign currency fluctuations. In the normal course of business, the Company establishes policies and procedures to manage its exposure to fluctuations in interest rates and foreign currency values. The additional risks as a result of the merger are discussed as follows:

      INTEREST RATE RISK. marchFIRST's exposure to interest rate risks results primarily from our short-term investments. To minimize exposure to interest rate risks, we invest predominately in instruments that are highly liquid, are of investment grade and generally have maturities of less than one year. We intend to make such funds readily available for operating purposes. At December 31, 1999, we had investments with maturities and weighted average interest rates as follows (in thousands):

                                                    Maturities
                                              2000              2001
                                              ----              ----
                  Balance                  $43,563            $1,028
                  Interest Rate               5.5%             5.42%

      FOREIGN CURRENCY RISKS. As of December 31, 1999, USWeb/CKS had operating subsidiaries located in several countries including the United Kingdom, Germany, France, Canada, Switzerland, Spain, Australia, and South Africa. These subsidiaries operate primarily in the functional currency of their individual countries. marchFIRST does not have exposure to significant foreign currency risk related to the ongoing operations of these subsidiaries. marchFIRST has a foreign currency risk related to one of our acquisitions. Our acquisitions are typically completed using our Common Stock as consideration for the acquisitions. Generally, at least 50% of the shares to be issued are deposited into a one-year escrow, and the remaining shares are delivered to the acquired company's shareholders. The acquired company is valued again, typically at each of six and twelve months after the acquisition, and additional shares are issued to the acquired company's shareholders or escrowed shares are returned to marchFIRST, depending on whether the valuation has increased or decreased. Some acquisitions have been completed using a cash component, typically denominated in United States dollars. After December 31, 1998, the Company completed one acquisition under the methodology described above, and the acquired company will be valued again in February 2000. The value of the number of shares of Common Stock that were issued in this transaction was denominated in Swiss Francs. The value of these shares of Common Stock, assuming financial performance targets was met, is approximately nine million Swiss Francs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The information in response to this item is included in the financial statements and notes thereto, and the related Independent Auditors' Report, appearing on pages F-1 to F-20 of this Form 10-K, and in Item 7 of this Form 10-K under the caption, "Quarterly Results of Operations."

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information in response to this item is incorporated herein by reference from the sections captioned "Election of Directors" and "Executive Officers" of the Company's definitive Proxy Statement to be filed in connection with the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION.

      The information in response to this item is incorporated herein by reference from the section of the Proxy Statement captioned "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information in response to this item is incorporated herein by reference from the section of the Proxy Statement captioned, "Security Ownership of Management and Principal Stockholders."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information in response to this item is incorporated herein by reference from the section of the Proxy Statement captioned, "Certain Transactions."

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K.

(a)   (1)  Consolidated Financial Statements.

             The following financial statements and notes thereto, and the related Independent Auditors' Report, are filed as part of this Form 10-K on pages F-1 to F-20:

             Independent Auditors' Report.
             Consolidated Balance Sheets at December 31, 1999 and 1998.

             Consolidated Statements of Earnings for the years ended December 31, 1999, 1998 and 1997.
             Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 1999, 1998 and 1997. Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.
             Notes to Consolidated Financial Statements.

      (2)  Financial Statement Schedules.

             The following financial statement schedule of the Company and the related Independent Auditors' Report are filed as part of this Form 10-K on pages F-1 to F-20:

             Independent Auditors' Report.
             Schedule II - Valuation and Qualifying Accounts.

             All other financial statement schedules have been omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

      (3) Exhibits.

           The following exhibits are filed with this report or incorporated by reference as set forth below.

          EXHIBIT NO.    DESCRIPTION
          ----------     -----------
            2.1(1)       Agreement and Plan of Merger by and among
                         Whittman-Hart, Inc., Uniwhale, Inc., and USWeb/CKS
                         Corporation dated as of December 12, 1999.
            2.2(4)       Merger agreement dated November 21, 1997 between
                         Whittman-Hart, Inc., Whittman-Hart Associates, Inc. and
                         Axis Consulting International, Inc. and Peter Boboff
                         and Graham Weston.
            2.3(5)       Exchange Agreement dated March 30, 1998 between
                         Whittman-Hart, Inc., QCC, Inc., Edward J. Quinn and
                         Alphonse M. Lucchese, Jr.
            3.1          Amended and Restated Certificate of Incorporation of
                         the Company, as amended.
            3.2(1)       Second Amended and Restated By-Laws of the Company.
            4.1(1)       Specimen stock certificate representing Common Stock.
            10.1(1)      Executive Employment Agreement between the Company and
                         Robert F. Bernard effective as of June 15, 1995. *
            10.2(1)      Executive Employment Agreement between the Company and
                         Edward V. Szofer effective as of June 15, 1995. *
            10.6(1)      Form of Employment Agreement (Manager). *
            10.7(1)      Form of Employment Agreement (Consultant). *
            10.8(1)      1995 Incentive Stock Plan dated December 29, 1995. *
            10.9(1)      Employee Stock Purchase Plan. *
            10.10(1)     Whittman-Hart Corporation II Employee Stock Ownership
                         Plan. *
            10.11(1)     Lease for 311 S. Wacker Drive, Chicago, Illinois.
            10.19        Lease agreement dated December 22, 1999 between
                         marchFIRST as lessee and First Chicago Leasing
                         Corporation as lessor.
            23.1         Consent of KPMG LLP.

            27.1         Financial Data Schedule.
                         Year Ended December 31, 1999.
            27.2         Financial Data Schedule.
                         Years Ended December 31, 1998 and December 31, 1997.
            (1) Incorporated herein by reference to Whittman-Hart's Registration Statement on Form S-4 (No. 333-94565) which was declared effective on January 27, 2000.
            (2) Incorporated herein by reference to Whittman-Hart's Registration Statement on Form S-1 (No. 333-1778), which was declared effective by the Commission on May 2, 1996.
            (3) Incorporated herein by reference to Whittman-Hart's Registration Statement on Form S-1 (No. 333-18059), which was declared effective by the Commission on January 2, 1997.
            (4) Incorporated herein by reference to Whittman-Hart's Registration Statement on Form S-1 (No. 333-09617), which was declared effective by the Commission on August 21, 1996.
            (5) Incorporated herein by reference to Whittman-Hart's current report on Form 8-K dated November 21, 1997, filed with the Commission on December 8, 1997.
            (6) Incorporated herein by reference to Whittman-Hart's Form 8-K dated March 30, 1998, filed with the Commission on April 13, 1998.

            * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b)        Reports on Form 8-K.

           The Company filed a report on Form 8-K dated September 30, 1999, announcing that Novell, Inc. had agreed to invest $100 million in the Company and that Novell, Inc. and the Company had formed a strategic alliance.

           The Company filed a report on Form 8-K dated December 12, 1999, announcing that it signed an Agreement and Plan of Merger by and among the Registrant, UniWhale, Inc., a wholly owned subsidiary of the Registrant, and USWeb Corporation; pursuant to which UniWhale, Inc. would merge with and into USWeb Corporation and USWeb Corporation would become a wholly owned subsidiary of Registrant.

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Whittman-Hart, Inc.:

We have audited the accompanying consolidated balance sheets of Whittman-Hart, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Whittman-Hart, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

KPMG LLP
/s/ KPMG LLP
Chicago, Illinois
January 24, 2000, except as to
Note 17, which is
as of March 1, 2000

                      WHITTMAN-HART, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                          December 31,
                                                                                          ------------
                                                                                     1999              1998
----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
        Cash and cash equivalents                                              $ 147,816,396    $  50,710,172
        Short-term investments                                                    80,424,087       70,478,919
        Trade accounts receivable, net of allowance for doubtful accounts of
                $3,519,535 and $1,866,640 in 1999 and 1998, respectively          90,708,920       61,298,799
        Prepaid expenses and other current assets                                 11,365,638        3,860,764
        Notes and interest receivable                                                175,932          168,847
        Deferred income taxes                                                      1,956,421          988,457
                                                                                   ---------          -------
                Total current assets                                             332,447,394      187,505,958
Property and equipment, at cost:
        Land                                                                       6,208,229        4,811,253
        Buildings                                                                 17,703,069        6,999,605
        Office furniture and equipment                                            19,531,245       14,296,328
        Computer equipment and software                                           37,911,642       18,069,176
        Automobiles                                                                  105,311          105,311
        Leasehold improvements                                                     2,890,524        1,238,848
                                                                                   ---------        ---------
                                                                                  84,350,020       45,520,521
        Less accumulated depreciation and amortization                           (16,330,966)     (10,328,975)
                                                                                 -----------      -----------
Net property and equipment                                                        68,019,054       35,191,546
Long-term investments                                                             56,095,191       30,195,927
Deferred income taxes                                                             16,895,545             --
Intangible assets                                                                 29,250,035             --
Other assets                                                                       1,500,594        1,449,029
                                                                                   ---------        ---------
                Total assets                                                   $ 504,207,813    $ 254,342,460
                                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                       $   5,468,489    $   2,562,874
        Accrued compensation and related costs                                    28,289,411       22,254,652
        Accrued expenses and other liabilities                                    13,872,879       11,614,480
        Income taxes payable                                                            --          2,724,015
        Current maturities of long-term debt                                            --            447,502
                                                                                  ----------        ----------
                Total current liabilities                                         47,630,779       39,603,523

Deferred income taxes, net                                                              --            879,226
Deferred rent                                                                      1,865,447        1,671,978
Deferred revenue                                                                      56,563           37,720
Long-term debt, less current maturities                                                 --            529,478
                                                                                   ----------       ---------
                Total liabilities                                                 49,552,789       42,721,925
Stockholders' equity:
        Preferred stock, $.001 par value; 3,000,000 shares authorized, none
                issued and outstanding                                                  --               --
        Common stock, $.001 par value; 75,000,000 authorized, 61,934,486 and
                54,326,456 shares issued in 1999 and 1998, respectively               61,934           54,326
        Additional paid-in capital                                               388,517,093      173,792,957
        Retained earnings                                                         67,490,048       38,538,902
        Deferred compensation                                                     (1,208,518)        (848,628)
        Accumulated other comprehensive income (loss)                               (205,533)          82,978
                                                                                    --------           ------
                Total stockholders' equity                                       454,655,024      211,620,535
                                                                                 -----------      -----------
                Total liabilities and stockholders' equity                     $ 504,207,813    $ 254,342,460
                                                                               =============    =============


        See accompanying notes to consolidated financial statements.

                      WHITTMAN-HART, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                                        Years ended December 31,
                                                                        ------------------------
                                                              1999               1998                1997
-------------------------------------------------------------------------------------------------------------------
Revenues                                                 $ 480,911,489      $ 333,502,274      $ 199,389,053
Cost of services                                           269,239,800        190,982,472        117,503,492
                                                         -------------      -------------      -------------
        Gross profit                                       211,671,689        142,519,802         81,885,561
Costs and expenses:
        Selling                                             22,772,758         14,027,912          8,706,294
        Recruiting                                          10,825,201         11,328,160          6,705,736
        General and administrative                         124,555,312         86,303,064         50,433,915
        Business combination costs                           7,280,890            774,609          1,771,257
                                                         -------------      -------------      -------------
                Total costs and expenses                   165,434,161        112,433,745         67,617,202
                                                         -------------      -------------      -------------
Operating income                                            46,237,528         30,086,057         14,268,359
Other income (expense):
        Interest expense                                        (3,415)          (114,585)           (61,435)
        Interest income                                      8,125,039          5,759,513          3,644,594
        Other, net                                              26,671             55,396           (109,136)
                                                         -------------      -------------      -------------
                Total other income (expense)                 8,148,295          5,700,324          3,474,023
                                                         -------------      -------------      -------------
Income before income taxes                                  54,385,823         35,786,381         17,742,382
Income taxes:
     Initial deferred income taxes                             351,290            676,334               --
     Income taxes                                           23,743,656         14,284,567          7,805,769
                                                         -------------      -------------      -------------
     Total income taxes                                     24,094,946         14,960,901          7,805,769
                                                         -------------      -------------      -------------
Net income                                                  30,290,877         20,825,480      $   9,936,613
                                                         =============      =============      =============

Basic earnings per share                                 $        0.53      $        0.40      $        0.21
                                                         =============      =============      =============

Diluted earnings per share                               $        0.47      $        0.36      $        0.20
                                                         =============      =============      =============

Weighted average number of common shares outstanding        56,641,091         52,243,902         47,580,433
                                                         =============      =============      =============

Weighted average number of common and common
         equivalent shares outstanding                      64,429,365         57,258,245         50,938,562
                                                         =============      =============      =============


        See accompanying notes to consolidated financial statements.

                      WHITTMAN-HART, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME


                                                                              Additional
                                                          Common Stock         Paid-in        Retained          Deferred
                                                       Shares      Amount      Capital        Earnings        Compensation
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                        45,262,562  $ 45,263   $  73,669,235    $ 7,214,146       $ (97,831)
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                    9,936,613
Other comprehensive loss, net of tax
        Foreign currency translation adjustment
        Other comprehensive income
Comprehensive income
Issuance of common stock
        related to acquisitions                        699,216       699         386,763        (49,491)
Issuance of common stock related
            to software purchase                        20,844        21         247,852
Issuance of common stock from
         exercise of stock options                     783,022       783       2,618,467
Issuance of common stock pooled-company              1,615,553     1,615       1,438,209
Issuance of common stock from
        employee stock purchase plan                   132,956       133       1,194,688
Tax benefit related to stock plans                                             2,510,523
Issuance of restricted stock awards and options        151,700       152       1,474,317                     (1,474,469)
Amortization of deferred compensation                                                                           362,675
                                                    ----------    ------      ----------     ----------      ----------
Balance at December 31, 1997                        48,665,853    48,666      83,540,054     17,101,268      (1,209,925)

Net income                                                                                   20,825,480
Other comprehensive loss, net of tax
          Foreign currency translation adjustment
          Unrealized gains on securtities
        Other comprehensive income
Comprehensive income
Issuance of common stock
        related to acquisitions                        600,000       600           1,800      1,306,096
Issuance of common stock                             3,400,000     3,400      69,576,102
Stock compensation                                                               142,164
Issuance of common stock from
         exercise of stock options                   1,527,501     1,527      11,345,314
Tax benefit related to stock plans                                             7,302,677
Issuance of common stock from
        employee stock purchase plan                   133,102       133       1,884,846
Amortization of deferred compensation                                                                           361,297
Distributions                                                                                  (693,942)
                                                    ----------    ------      ----------     ----------      ----------
Balance at December 31, 1998                        54,326,456    54,326     173,792,957     38,538,902        (848,628)
Net income                                                                                   30,290,697
Other comprehensive loss, net of tax
          Foreign currency translation adjustment
          Unrealized losses on securtities
        Other comprehensive income
Comprehensive income
Stock compensation                                                             1,089,835
Issuance of common stock
        related to acquisitions                        835,519       836      20,605,678        456,177
Issuance of common stock                             3,294,893     3,295      37,161,521
Issuance of common stock from
         exercise of stock options                   3,115,109     3,115      98,244,409
Tax benefit related to stock plans                                            28,996,298
Issuance of restricted stock awards                      9,835        10         907,807                       (907,817)
Issuance of common stock from
        employee stock purchase plan                   352,674       353       6,196,628
Goodwill related to taxable pooling                                           21,521,960
Distributions                                                                                (1,795,728)
Amortization of deferred compensation                                                                           547,927
                                                    ----------  --------   -------------    -----------     -----------
Balance at December 31, 1999                        61,934,486  $ 61,934   $ 388,517,093    $67,490,048     $(1,208,518)
                                                    ==========  ========   =============    ===========     ===========



                                                                                                       Accumulated
                                                                                                          Other
                                                              Treasury Stock at Cost  Comprehensive   Comprehensive
                                                               Shares         Amount   Income (Loss)   Income (Loss)     Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                  $ (13,210)     $(12,797)    $     --   $      --    $  80,818,016
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                              9,936,613                     9,936,613
Other comprehensive loss, net of tax
          Foreign currency translation adjustment                                          (2,558)
                                                                                       ----------
        Other comprehensive income                                                         (2,558)      (2,558)          (2,558)
                                                                                       ----------
Comprehensive income                                                                   $9,934,055
                                                                                       ==========
Issuance of common stock
        related to acquisitions                                                                                         337,971
Issuance of common stock related
            to software purchase                                                                                        247,873
Issuance of common stock from
         exercise of stock options                               13,210        12,797                                 2,632,047
Issuance of common stock pooled-company                                                                               1,439,824
Issuance of common stock from
        employee stock purchase plan                                                                                  1,194,821
Tax benefit related to stock plans                                                                                    2,510,523
Issuance of restricted stock awards and options
Amortization of deferred compensation                                                                                   362,375
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                         --            --          --       (2,558)      99,477,505

Net income                                                                             20,825,480                    20,825,480
Other comprehensive loss, net of tax
          Foreign currency translation adjustment                                          (9,029)
          Unrealized gains on securtities                                                  94,565
                                                                                       ----------
        Other comprehensive income                                                         85,536       85,536           85,536
                                                                                       ----------
Comprehensive income                                                                   20,911,016
                                                                                       ==========
Issuance of common stock

        related to acquisitions                                                                                       1,306,096
Issuance of common stock                                                                                             69,579,502
Stock compensation                                                                                                      142,164
Issuance of common stock from
                                                                                                                             --
         exercise of stock options                                                                                   11,346,841
Tax benefit related to stock plans                                                                                    7,302,677
Issuance of common stock from
        employee stock purchase plan                                                                                  1,884,979
Amortization of deferred compensation                                                                                   361,297
Distributions                                                                                                          (693,942)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                         --           --          --        82,978      211,620,535
Net income                                                                             30,290,697                    30,290,697
Other comprehensive loss, net of tax
          Foreign currency translation adjustment                                        (100,701)
          Unrealized losses on securtities                                               (187,810)
                                                                                         --------
        Other comprehensive income                                                       (288,511)    (288,511)        (288,511)
                                                                                         --------
Comprehensive income                                                                  $30,002,186
                                                                                      ===========
Stock compensation                                                                                                    1,089,835
Issuance of common stock
        related to acquisitions                                                                                      21,062,691
Issuance of common stock                                                                                             37,164,816
Issuance of common stock from
         exercise of stock options                                                                                   98,247,524
Tax benefit related to stock plans                                                                                   28,996,298
Issuance of restricted stock awards                                                                                       --
Issuance of common stock from

        employee stock purchase plan                                                                                  6,196,981
Goodwill related to taxable pooling                                                                                  21,521,960
Distributions                                                                                                        (1,795,728)
Amortization of deferred compensation                                                                                   547,927
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                       $-             $-        $ -      $(205,533)   $ 454,655,024
====================================================================================================================================

                      WHITTMAN-HART, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Years ended December 31,
                                                                                          ------------------------
                                                                                1999                1998               1997
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
        Net income                                                         $  30,290,877      $  20,825,480      $   9,936,613
        Adjustments to reconcile net income to net cash
          provided by operating activities:
                Depreciation and amortization                                  6,946,558          4,173,995          2,875,749
                Deferred income taxes                                         (1,212,378)           134,522           (970,876)
                Unrealized gain on investments                                      --              (44,429)          (594,119)
                Unrealized holding loss on investments                           187,810            (94,565)              --
                (Gain) loss  on sales of short-term investments                     --                3,265             (4,641)
                Non cash stock compensation expense                            1,089,835            142,164               --
                Changes in assets and liabilities, net of acquisitions:
                        Trade accounts receivable, net                       (24,452,310)       (21,892,715)       (15,502,895)
                        Income taxes receivable                                     --                 --              140,154
                        Prepaid expenses and other current assets             (4,732,268)          (415,169)        (1,879,467)
                        Other assets                                              47,596           (365,627)            (5,009)
                        Accounts payable                                       1,813,765            (65,381)           343,142
                        Accrued compensation and related costs                 4,239,034          5,225,657          5,842,805
                        Income taxes payable                                  23,451,333          8,314,549          4,207,967
                        Accrued expenses and other liabilities                (2,180,120)         7,109,536          2,684,293
                        Deferred rent                                            193,469            342,753            441,060
                        Other, net                                               (15,498)           141,614            248,207
                                                                              ----------      -------------      -------------
Net cash provided by operating activities                                     35,667,703         23,535,649          7,762,983
                                                                              ----------      -------------      -------------
Cash flows from investing activities:
        Purchases of short-term investments                                 (161,510,671)      (182,968,293)      (115,921,644)
        Sales of short-term investments                                      140,842,303        141,200,598         88,713,027
        Investments in non-marketable equity securities                      (15,452,861)              --                 --
        Payment for acquisition                                               (1,944,955)              --             (605,000)
        Purchases of property and equipment                                  (38,498,676)       (22,347,731)       (11,898,952)
                                                                              ----------      -------------      -------------
Net cash used in investing activities                                        (76,564,860)       (64,115,426)       (39,712,569)
                                                                              ----------      -------------      -------------
Cash flows from financing activities:
        Payments on line of credit, net                                             --             (924,146)              --
        Proceeds from issuance of bank debt                                         --              387,827          1,660,104
        Payments on bank debt                                                 (1,809,675)          (949,367)          (623,857)
        Payments on related party debt                                              --                 --             (200,000)
        Proceeds from issuance of common stock, net of issuance costs         98,247,704         69,579,502            832,501
        Proceeds from exercise of stock options                               37,164,637         11,346,842          3,161,412
        Proceeds from employee stock purchase plan                             6,196,933          1,884,978          1,194,821
        Partnership capital distributions                                     (1,795,718)          (674,670)              --
                                                                              ----------      -------------      -------------
Net cash provided by financing activities                                    138,003,881         80,650,966          6,024,981
                                                                              ----------      -------------      -------------

Net increase (decrease)  in cash and  cash equivalents                        97,106,724         40,071,189        (25,924,605)
Cash and cash equivalents at beginning of year                                50,710,172         10,638,983         36,563,588
                                                                              ----------      -------------      -------------
Cash and cash equivalents at end of year                                   $ 147,816,896      $  50,710,172      $  10,638,983
                                                                           =============      =============      =============

Supplemental disclosures of cash flow information:
        Interest paid                                                      $      12,549      $      81,046      $     182,073
        Income taxes paid                                                      2,821,156          5,416,041          4,584,401

Supplemental disclosures of noncash financing activities:
        Issuance of common stock to employees                                       --                 --              900,000
        Tax benefit related to stock plans                                    28,996,298          7,302,677          2,510,523
        Issuance of common stock for the purchase of software                       --                 --              247,873
        Issuance of common stock for business combinations                    21,062,691            633,826            337,971
        Deferred income taxes related to purchased goodwill                   21,521,960               --                 --


See accompanying notes to consolidated financial statements.

                      WHITTMAN-HART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

1.    DESCRIPTION OF BUSINESS

      Whittman-Hart, Inc. (the "Company") provides strategic information technology ("IT") business solutions designed to improve its clients' productivity and competitive position. The Company offers its clients a single source for a comprehensive range of services required to successfully design, develop and implement integrated solutions in the client/server, open systems, midrange and mainframe computing environments. Among the services offered by the Company are systems integration; strategic IT planning; software development; package software implementation; business process reengineering; organizational change management; networking and connectivity; conventional and multimedia documentation and training; design and implementation of collaborative computing solutions; and design and implementation of electronic commerce solutions (such as Internet/intranet and electronic data interchange). The Company serves clients in a broad range of industries including communications, consumer products, distribution, diversified services, financial services, insurance, manufacturing, pharmaceuticals, professional services, retail and technology throughout the United States, London, England and Scotland.

      The Company completed a merger with USWeb/CKS on March 1, 2000. See
Note 17.

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

      REVENUE RECOGNITION

      In general, the Company recognizes revenues at the time services are performed. On time and expense contracts, revenue is recognized as costs are incurred. On fixed-price contracts, revenues are recorded using the percentage-of-completion method of accounting by relating contract costs incurred to date to total estimated contract costs at completion. Contract costs include both direct and indirect costs. Contract losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion.

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

      TRANSLATION OF FOREIGN CURRENCY

      For non-U.S. operations, the functional currency is the applicable local currency. The translation of the functional currency into U.S. dollars is performed for balance sheet accounts using the current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average rates of exchange prevailing during the reporting period. Adjustments resulting from the translation of foreign currency financial statements are recorded in accumulated other comprehensive income (loss), as a separate component of stockholders' equity.

      CASH EQUIVALENTS, SHORT-TERM AND LONG-TERM INVESTMENTS

      Cash equivalents are comprised of certain highly liquid investments with original maturities of less than three months. Short-term investments consist of debt securities with original maturities beyond three months but less than twelve months. Long-term investments consist of debt securities with original maturities beyond twelve months and to a lesser extent non-marketable equity securities in start-up companies. The short-term and long-term investments (with the exception of non-marketable equity securities) are classified as available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Short-term and long-term investments are reported at fair value, with the exception of non-marketable equity securities, which are accounted for at cost.

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

      COMPREHENSIVE INCOME

      On January 1, 1998, the Company adopted SFAS. No. 130 "Reporting Comprehensive Income." SFAS No. 130 established standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income, net unrealized gains (losses) on securities and foreign currency translation adjustments and is presented in the consolidated statements of shareholders' equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

      RECLASSIFICATIONS

      Certain 1998 and 1997 balances have been reclassified to conform to the 1999 presentation.

3. EARNINGS PER SHARE

      COMPUTATION OF NET INCOME AND EARNINGS PER SHARE

      Earnings per share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). The following table reconciles the numerator and denominator for the calculation of basic and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997:



                                                       FOR THE YEAR ENDED DECEMBER 31, 1999
                                                INCOME              SHARES               PER-SHARE
                                               (NUMERATOR)         (DENOMINATOR)           AMOUNT
                                               -----------         ------------          ------------
BASIC EPS
Net income available to
   common stockholders                         $30,290,877            56,641,091            $0.53
Effect of dilutive securities;
       Stock options                                                   7,638,790
       Restricted stock awards                                           149,484
                                                                         -------
DILUTED EPS
Income available to
   common stockholders and
   assumed conversions                         $30,290,877            64,429,365            $0.47
                                               ===========            ==========             ====

                                                       FOR THE YEAR ENDED DECEMBER 31, 1998
                                                INCOME              SHARES               PER-SHARE
                                               (NUMERATOR)         (DENOMINATOR)           AMOUNT
                                               -----------         ------------          ------------
BASIC EPS
Net income available to
   common stockholders                         $20,825,480            52,243,092            $0.40
Effect of dilutive securities;
       Stock options                                                   4,779,876
       Restricted stock awards                                           235,277
DILUTED EPS
Income available to common
   stockholders and
   assumed conversions                         $20,825,480            57,258,245            $0.36
                                               ===========            ==========             ====


                                                       FOR THE YEAR ENDED DECEMBER 31, 1997
                                                INCOME              SHARES               PER-SHARE
                                               (NUMERATOR)         (DENOMINATOR)           AMOUNT
                                               -----------         ------------          ------------
BASIC EPS
Net income available to
   common stockholders                          $9,936,613            47,580,433            $0.21
Effect of dilutive securities;
       Stock options                                                   3,269,633
       Restricted stock awards                                            88,496
DILUTED EPS
Net income available to
   common stockholders and
   assumed conversions                          $9,936,613            50,938,562            $0.20
                                                ==========            ==========             ====


4.       ACQUISITIONS

      On March 20, 1997, the Company acquired the business operations and certain assets of Organizational Change Dynamics, Inc. ("OCD"), a Chicago-based firm dedicated to strategic business consulting. The purchase price consisted of a cash payment of $600,000 and 107,700 shares of restricted common stock (approximate market value of $900,000) that vest, pro rata, over a four-year period. This acquisition was accounted for as a purchase and accordingly, the results of OCD have been included in the Company's consolidated statements of earnings from the date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets acquired of $605,264 has been recorded as goodwill and is being amortized on a straight-line basis over fifteen years. The pro forma impact of this purchase was not significant to the results of the Company's consolidated operations for the years ended December 31, 1997 and 1996.

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

      On November 21, 1997, the Company acquired all the outstanding capital stock of Axis Consulting International, Inc. ("Axis") for 3,150,156 shares of its common stock. Headquartered in San Francisco, with an office in New York, Axis' approximately 130 professionals provide SAP Section, network, Microsoft Section enterprise, database and midrange solutions. This business combination has been accounted for as a pooling-of-interests combination and accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Axis.

      On November 21, 1997, the Company acquired all the outstanding capital stock of World Consulting Limited ("World") for 269,244 shares of its common stock. Based in London, World specializes in JDEdwards Section implementation solutions through a network of approximately 30 IT professionals. This business combination has been accounted for as a pooling-of-interests combination. The stockholders' equity and operations of World were not material in relation to those of the Company. As such, the Company has recorded the combination without restating prior periods' consolidated statements of earnings to reflect the pooling-of-interests combination.

      During March 1998, the Company acquired all the outstanding capital stock of QCC, Inc. ("QCC") for 600,000 shares of its common stock. Headquartered in the Boston metropolitan area, QCC's approximately 75 professionals provide the following services: package software evaluation; business process reengineering; data warehousing; implementation of software packages developed by SSA Section, Oracle Section and JDEdwards Section; application development for AS/400 and client server applications; and Year 2000 compliance services. This business combination has been accounted for as a pooling-of-interests combination. The stockholders' equity and operations of QCC were not material in relation to those of the Company. As such, the Company has recorded the combination without restating prior periods' consolidated financial statements to reflect the pooling-of-interests combination.

      During July 1998, the Company acquired North Central Consulting, Inc. ("NCC"), a Minneapolis-based IT services firm. The Company issued 638,508 shares of its common stock in the transaction, which was accounted for as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements have been restated to include the financial position and results of operations of NCC for all periods presented. Headquartered in Minnetonka, Minnesota, with a satellite office in Milwaukee, NCC's approximately 120 professionals specialize in providing ERP software implementations, custom application development and internet-enabled solutions to middle-market manufacturing, distribution and financial services companies, as well as some divisions and departments of Fortune 500 companies. The combination of Whittman-Hart's recently opened Minneapolis branch with approximately 40 employees and NCC's four-year-old office accelerates Whittman-Hart's ability to provide a full suite of IT services to its target customer base.

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

      On May 20, 1999, the Company issued 474,650 of its common shares in exchange for all the outstanding capital stock of POV Partners, Inc. ("POV") an Ohio-based IT services firm. Headquartered in Columbus, Ohio, with offices in Phoenix, Arizona, and Charlotte, North Carolina, POV's approximately 90 employees provide a broad range of business strategy and IT services including Internet-enabled application development and electronic commerce solutions. This business combination has been accounted for as a pooling-of-interests combination. The stockholders' equity and operations of POV were not material in relation to those of the Company. As such, the Company has recorded the combination without restating prior periods' consolidated financial statements.

      On August 27, 1999, the Company issued 1,145,796 shares of the Company's common stock in exchange for all of the outstanding stock of the BALR Corporation ("BALR"), an Oakbrook, Illinois-based IT services firm. BALR's approximately 100 employees design systems and provide technical consulting services. BALR's services include e-Business and Web-enabled systems development, relational database management and client-server application development. This business combination was accounted for as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of BALR for all periods presented.

      On November 12, 1999, the Company issued in exchange for all of the outstanding stock of the Four Points Digital, L.L.C. ("Four Points"), a Chicago, Illinois-based independent interactive marketing firm, for 1,098,221 shares of the Company's common stock. Four Point's approximately 80 employees specialize in digital marketing including interactive advertising using rich media, online site development and online media buying. This business combination was accounted for as a pooling-of-interests combination and accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of Four Points for all periods presented.

The following table presents certain statement of earnings data of the Company and Waterfield, BALR, and Four Points. The information presented for these 1999 acquisitions is related to quarterly operations of acquisitions from the acquisition period through the end of the year.


                                                                         (in thousands)
                                           WHITTMAN-
                                          HART, INC.       WATERFIELD         BALR      FOUR POINTS        COMBINED
                                          ----------      -----------        -----      -----------        --------
NET REVENUES FOR THE
   Year ended:
      December 31, 1997                     $181,655          $10,113       $6,937             $684        $199,389
      December 31, 1998                     $307,613          $13,762       $9,828           $2,299        $333,502
   Six months ended: (unaudited)
      June 30, 1999                         $215,279                        $6,122           $3,290        $224,691
   Nine months ended: (unaudited)
      September 30, 1999                    $342,650                                         $5,252        $347,902

NET INCOME (LOSS) FOR THe
 Year ended:
      December 31, 1997                       $9,993             $150       $(375)             $168          $9,936
      December 31, 1998                      $18,814              $21       $1,540             $450         $20,825
   Six months ended: (unaudited)
      June 30, 1999                          $12,119                          $351             $488         $12,958
   Nine months ended: (unaudited)
      September 30, 1999                     $21,276                                           $660         $21,936




      On November 27, 1999, the Company acquired all the outstanding common stock and options of Fulcrum Solutions, Ltd. ("Fulcrum") for $2,193,857 in cash and 360,869 shares of its common stock. Fulcrum, headquartered in London with offices in Manchester, England; Edinburgh, Scotland; and New York City, is an independent provider of e-Business solutions that specializes in Oracle technology and applications. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of Fulcrum have been included in the Company's financial statements from November 27, 1999. The purchase price was preliminarily allocated to the following:

      Fair value of assets acquired
       and liabilities assumed                 $    6,214,833
      Workforce in place                           12,602,342
      Customer list                                 1,260,234
      Goodwill  (1)                                15,639,506
                                                   ----------
      Total                                    $   35,716,915
                                               ==============

      (1) Goodwill included $4,297,399 related to the deferred tax effect of the excess of the book bases over the tax bases of the intangible assets related to the acquisition.

      The above amounts are being amortized over their useful lives of 2-10 years. The purchase agreement also provides for additional payments over the next three years contingent on the operating income of the Company's United Kingdom and New York City operations. The additional payments, if any, will be accounted for as additional goodwill.

      The following unaudited pro forma financial information presents the combined results of operations of the Company and Fulcrum as if the acquisition had occurred as of the beginning of 1999 and 1998, after giving effect to certain adjustments, including amortization of goodwill, a reduction of interest income and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Fulcrum constituted a single entity during such periods.



                                       YEAR ENDED DECEMBER 31, (UNAUDITED)
                                       -----------------------------------
                                            1999                1998
                                            ----                ----
Revenue                               $498,181,149             $344,284,198
Net income                             $26,070,732              $18,553,379
Diluted earnings per share                   $0.40                    $0.32


5.    DEBT OBLIGATIONS

      The Company has a loan agreement for up to $10.0 million of unsecured credit with interest, at the Company's option, at the London Interbank Offered Rate (LIBOR) plus 1.5% or the lender's prime rate. No borrowings were outstanding under this loan agreement at December 31, 1999 or 1998. The loan agreement expires on April 30, 2000. At December 31, 1998, the Company had outstanding debt totaling $1.0 million related to debt owed by Waterfield and Four Points. The debt was fully paid during 1999 subsequent to the mergers.

6.    STOCKHOLDERS' EQUITY

      On May 8, 1998, the Company completed an offering of its common stock in which an additional 3,400,000 shares were sold by the Company, resulting in net proceeds to the Company of $69.6 million.

      In July 1998, the Board of Directors approved a 2-for-1 split of the Company's common shares. Shareholders received one additional common share for every share held on the record date of July 12, 1998. All of the per share data, as appropriate, reflect this split. The effect of the split is presented retroactively within stockholders' equity at December 31, 1997 and December 31, 1996 by transferring the par value for the additional shares issued from the additional paid-in-capital accounts to common stock account.

      On November 12, 1999, Novell, Inc. purchased 3,294,893 shares of the Company's common stock for a purchase price of $100 million, and the Company agreed to issue Novell a warrant to purchase 400,000 shares of the Company's common stock, with an exercise price of $35.875 per share (the "Warrant"). The Warrant will become exercisable only if the Company fails to meet certain milestones under the global alliance agreement.

7.    INVESTMENT SECURITIES

      At December 31, 1999, the Company classified its marketable debt securities as available-for-sale. Available-for-sale securities represent those securities that do not meet the classification of held to maturity and are not actively traded. At December 31, 1999, net unrealized holding losses from available-for-sale securities of $93,245 (net of income taxes of $38,129) were included as a separate component of shareholders' equity as other comprehensive income (loss) until realized. Investment securities also includes $15,452,861 of non-marketable equity securities which are carried at cost. The Company's investment in non-marketable equity securities includes investments in the following entities with the related percentage ownership interest: e Biosafe.com at 4%, divine interVentures, Inc. at 1%, Imana at 1%, Netvendor, Inc. at 3%, Commodities Exchange.com at 13%, and EFirst, Inc. at 10%.

      The amortized cost, gross unrealized holding gains and losses and aggregate fair value of investment securities at December 31, 1999 were as follows:


                                                                  DECEMBER 31, 1999  (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------
                                                                     Gross Unrealized Gains
                                                AMORTIZED COST              AND LOSSES                   FAIR VALUE
-------------------------------------------------------------------------------------------------------------------
     Current
       State and municipal bonds                 $      15,462             $        (4)              $       15,458
       U.S. Government Securities                       43,288                     (90)                      43,198
       Corporate bonds                                  21,777                      (9)                      21,768
-------------------------------------------------------------------------------------------------------------------
                                                 $      80,527             $      (103)                     $80,424
-------------------------------------------------------------------------------------------------------------------
     Non-Current:
       State and municipal bonds                 $      31,370             $       (10)              $       31,360
       U.S. Government Securities                        2,748                     (16)                       2,732
       Corporate bonds                                   6,544                      (4)                       6,540
-------------------------------------------------------------------------------------------------------------------
                                                 $      40,662             $       (30)              $       40,632
-------------------------------------------------------------------------------------------------------------------


      The amortized cost, gross unrealized holding gains and losses and aggregate fair value of investment securities at December 31, 1998 were as follows:


                                                                  DECEMBER 31, 1998  (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------
                                                                     Gross Unrealized Gains
                                                 AMORTIZED COST             AND LOSSES                   FAIR VALUE
-------------------------------------------------------------------------------------------------------------------
     Current:
       State and municipal bonds                 $      17,546             $         -               $       17,546
       U.S. Government Securities                       38,228                      60                       38,288
       Corporate bonds                                  14,655                     (11)                      14,644
-------------------------------------------------------------------------------------------------------------------
                                                 $      70,429             $        49               $       70,478
-------------------------------------------------------------------------------------------------------------------
     Non-Current:
       State and municipal bonds                 $      15,186             $        38               $       15,224
       U.S. Government Securities                        3,815                       8                        3,823
       Corporate bonds                                  11,087                      62                       11,149
-------------------------------------------------------------------------------------------------------------------
                                                 $      30,088             $       108               $       30,196
-------------------------------------------------------------------------------------------------------------------


      The contractual maturities at December 31, 1999 were as follows (in thousands):

                                                                 FAIR VALUE
                                                                 ----------
     Due with in one year                                    $       80,424
     Due after one year through five years                           16,392
     Due after five years                                            24,250
                                                                     ------
                                                             $      121,066
                                                                   =========

8.    COMMITMENTS

      LEASES

      The Company leases its office facilities and certain equipment under operating lease arrangements, which expire at various dates through October 2005.

      Rent expense for the years ended December 31, 1999, 1998 and 1997 was $15,742,481; $12,846,815; and $7,377,585, respectively. The future minimum annual lease payments under noncancelable long-term leases are as follows:


         YEAR ENDING DECEMBER 31,                                AMOUNT
         --------------------------------------------------------------
         2000                                           $    13,018,632
         2001                                                 8,369,440
         2002                                                 6,265,273
         2003                                                 5,810,792
         2004                                                 3,924,017
         THEREAFTER                                           3,127,340
         --------------------------------------------------------------
                                                        $    40,515,494
         ==============================================================


      On December 22, 1999 the Company signed an operating lease agreement with First Chicago Leasing Company as lessor. The lessee will construct a parking facility for $23.0 million and lease the facility to the Company upon completion of the structure in 2001 at which time the Company will begin making lease payments. The lease term is five years with an interest rate of LIBOR plus an applicable margin. The lease contains certain restrictive covenants related to change in control and also certain financial covenants. In addition, the Company has the option to renew the lease at the end of the term or purchase the lessor's interest in the property.

      Property

      The Company has commitments under contracts for the construction and the purchase of property related to the expansion of the Company's offices. These commitments were approximately $1.6 million at December 31, 1999.

9.    INCOME TAXES

      Income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 consists of the following:


                                                           1999             1998             1997
-------------------------------------------------------------------------------------------------
     Current:
         Federal                                    $20,025,274      $11,680,123       $6,947,721
         Foreign                                         11,646             (93)            3,948
         State                                        5,449,155        2,842,394        1,486,894
-------------------------------------------------------------------------------------------------
                                                     25,486,075       14,522,424        8,438,563
-------------------------------------------------------------------------------------------------
     Deferred:
         Federal                                      (704,953)          333,518        (528,377)
         State                                        (686,176)          104,959        (104,417)
-------------------------------------------------------------------------------------------------
                                                    (1,391,129)          438,477        (632,794)
-------------------------------------------------------------------------------------------------
                                                    $24,094,946      $14,960,901       $7,805,769
=================================================================================================


The reconciliation of income taxes was computed using the federal statutory rate of 35% for 1999, 1998 and 1997. The Company's income tax expense is as follows:


                                                           1999             1998             1997
--------------------------------------------------------------------------------------------------------
Federal income tax at the statutory rate                  35.0%              35.0%          35.0%
State income tax, net of federal tax benefit               5.7                5.4            5.0
Tax exempt interest income                                (1.3)              (1.2)          (0.4)
Nondeductible expenses, meals and entertainment            1.1                1.1            1.3
Nondeductible business combination costs                   2.6                2.6            2.9
Other                                                      1.2               (1.1)           0.2
---------------------------------------------------------------------------------------------------
                                                          44.3%              41.8%          44.0%
-------------------------------------------------------- ----------------------------------------------


     The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:


                                                                    1999             1998
-----------------------------------------------------------------------------------------
     Deferred tax assets:
         Goodwill                                        $    21,521,960    $           -
         Allowance for doubtful accounts                         876,517          530,700
         Accrued expenses                                      1,001,907          514,915
         Stock awards                                            149,123           76,302
         Deferred rent                                           751,215          673,306
         Deferred compensation                                    47,735           35,623
         Net operating losses                                    305,796                -
         Other                                                   108,173                -
-----------------------------------------------------------------------------------------
              Total gross deferred tax assets                 24,762,426        1,830,846
     Deferred tax liabilities:
         Intangible assets                                   (4,297,399)                -
         Property and equipment - depreciation               (1,613,061)      (1,038,196)
         Other                                                         -        (683,419)
-----------------------------------------------------------------------------------------
              TOTAL GROSS DEFERRED TAX LIABILITIES           (5,910,460)      (1,721,615)
-----------------------------------------------------------------------------------------
              Net deferred tax asset                     $    18,851,966    $     109,231
=========================================================================================


     No valuation allowance for deferred tax assets has been recorded, as the Company believes it is more likely than not the deferred tax assets will be realized in the future.

     Deferred tax assets (liabilities) include the deferred tax effect of the difference between the book bases and the tax bases of certain equity investments of $64,002 and ($63,044) at December 31, 1999 and 1998, respectively. The deferred tax asset (liability) results from the mark-to-market adjustments made to securities with a direct charge to equity, and accordingly, no tax provision or tax benefit is recognized for changes in the deferred tax balance.

     Deferred tax assets as of December 31, 1999 include state net operating losses of $5.8 million, which begin to expire in 2004, and goodwill of $21,521,960 relating to the deferred tax effect of the excess of the tax over book bases in the net assets resulting from the Company's merger with Four Points. This acquisition was accounted for as a taxable pooling-of-interests business combination and accordingly the tax bases in the net assets reflects fair value.

      Deferred tax liabilities as of December 31, 1999 include the deferred tax effect of the excess of the book bases over the tax bases of intangible assets acquired in the Fulcrum acquisition of $4,297,399.

      As a result of income tax benefits related to certain employee stock plans, $28,996,298, $7,302,677, and $2,510,523 were credited to additional paid-in capital during 1999, 1998 and 1997, respectively.

10.   EMPLOYEE STOCK OWNERSHIP PLAN

      The Company sponsors an Employee Stock Ownership Plan ("ESOP") which covers substantially all employees over the age of 21 who have completed one year of service. Annual ESOP contributions are determined at the discretion of the Company's Board of Directors. Plan participants become fully vested after completing four years of service. There were no contributions in 1999, 1998 and 1997. The ESOP held 540,675, 743,364, and 759,158 shares of the Company's common stock at December 31, 1999, 1998 and 1997, respectively. The Company merged the ESOP with its Saving and Investment Plan on July 1, 1997. All benefit and allocation provisions remain the same under the merged plan. The Company does not intend to make future contributions to the ESOP.

  11. 401(K) RETIREMENT PLAN

      The Company's 401(k) plan covers all employees who have reached 21 years of age. Participants may contribute up to 12% of their eligible compensation. The Company matches participant contributions as defined within the plan. Company contributions amounted to $3,991,492, $1,873,539, and $1,072,520 in 1999, 1998 and 1997, respectively.

12.   EMPLOYEE STOCK PURCHASE PLAN

      In 1996, the Company established a stock purchase plan, under the Internal Revenue Code Section 423, which permits eligible employees to purchase, through payroll deductions, shares of the Company's common stock at 85% of the fair market value on the first or last day of each six-month offering period, whichever is lower. Payroll deductions may not exceed 20% of the employee's total gross pay in any calendar year. The Company has reserved an aggregate of 1,600,000 shares of common stock for issuance under the plan. During the years ended December 31, 1999, 1998, and 1997, 352,674, 133,102, and 132,956 shares of common stock were purchased under the plan, respectively.

13.      STOCK COMPENSATION PLANS

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

      The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $14.31, $9.07 and $3.84, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1999- expected dividend yield of 0%, expected volatility of 60%, risk-free interest rate of 5.5% and an expected life of 4 years; 1998- expected dividend yield of 0%, expected volatility of 45%, risk-free interest rate of 5.5% and an expected life of 5.6 years; 1997-expected dividend yield of 0%, expected volatility of 45%, risk-free interest rate of 6.0% and an expected life of 3.0 years.

      Under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights under the Employee Stock Purchase Plan. The weighted average fair value of those purchase rights granted in 1999, 1998 and 1997 was $3.15, $4.72, and $2.25 using the Black-Scholes model with the following assumptions: 1999- expected dividend yield of 0%, expected volatility of 60%, risk-free interest rate of 5.5% and an expected life of six months; 1998
- expected dividend yield of 0%, expected volatility of 45%, risk-free interest rate of 5.5% and an expected life of six months; 1997- expected dividend yield of 0%, expected volatility of 45%, risk-free interest rate of 5.5% and an expected life of six months.

      The Company applies APB 25 in accounting for its plans and accordingly, no compensation cost has been recognized in the consolidated financial statements for stock options granted where the strike price equals the market price on date of grant and its stock purchase plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock-based compensation plans under SFAS No. 123, the Company's consolidated net income and net income per share would have been reduced to the pro forma amounts indicated below:


                                                 1999              1998             1997
                                               -------            -------          -----
NET INCOME (LOSS)
     As reported                          $30,290,877       $20,825,480       $9,936,613
     Pro forma                            $(1,934,167)      $11,160,780       $7,136,341

DILUTED EARNINGS (LOSS) PER SHARE
     As reported                                $0.47             $0.36            $0.20
     Pro forma                                 $(0.03)            $0.19            $0.14

Stock option transactions for the years ended December 31, 1999, 1998 and 1997 are summarized as follows (in thousands, except for per share data):


                                             1999                        1998                         1997
                                 -------------------------    ------------------------    -------------------------
                                                 WEIGHTED-                   WEIGHTED-                    WEIGHTED-
                                  SHARES           AVERAGE     SHARES          AVERAGE     SHARES           AVERAGE

                                   (000)    EXERCISE PRICE      (000)   EXERCISE PRICE      (000)    EXERCISE PRICE
                                 -------------------------    ------------------------    -------------------------
Outstanding at beginning of year   14,216           $14.54      6,466            $7.08      3,410             $1.77
Granted                             8,095           $26.66     10,272           $18.30      4,260            $10.43
Exercised                          (3,116)          $11.93     (1,518)           $7.48       (796)            $3.25
Forfeited                          (2,532)          $20.76     (1,004)          $15.93       (408)            $5.14
                                  -------           ------    -------           ------      -----             -----
Outstanding at end of year         16,663           $20.05     14,216           $14.54      6,466             $7.08

Options exercisable at year end     5,967                       4,649                       1,860

Weighted-average fair value of
  options granted during the year  $14.32                       $9.07                       $3.84

The following table summarizes information about stock options outstanding at December 31, 1999:


                                                 OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                          -------------------------------------             -----------------------
                                                       WEIGHTED-       WEIGHTED-                          WEIGHTED-
                                                         AVERAGE         AVERAGE                            AVERAGE
         RANGE OF                  REMAINING            EXERCISE        EXERCISE                           EXERCISE
      EXERCISE PRICES                 SHARES    CONTRACTUAL LIFE           PRICE               SHARES         PRICE
-------------------------------------------------------------------------------------------------------------------
 $.71     to    $4.00              1,076,023           6.0 years           $1.60            1,071,523         $1.60
   $7.00  to    $9.9062            1,115,941                 7.2            8.79              522,118          8.91
  $10.56  to   $14.94              2,905,895                 7.9           14.24              939,665         14.03
  $15.00  to   $19.94                855,607                 8.3           16.95              235,535         17.52
  $20.00  to   $24.81              4,422,997                 8.5           20.65            2,087,134         20.57
  $25.13  to   $29.72              5,764,902                 9.0           26.42              984,654         26.43
  $30.31  to   $39.38                209,991                 9.6           35.27               46,858         34.93
  $43.19  TO   $70.91                311,560                 9.9           50.39               79,291         50.31
-------------------------------------------------------------------------------------------------------------------
   $0.71  to   $70.91             16,662,916                 8.4          $20.05            5,966,778        $16.46
===================================================================================================================

14.   GEOGRAPHIC AND SEGMENT INFORMATION

      The Company has one reportable segment, which is the aggregation of all of the Company's operating segments. The Company's branch locations were identified as operating segments. The branch locations provide services including e-Solutions, Package Software Solutions, Web Development, NetStructure, and Knowledge Management. The operating segments have similar economic characteristics including nature of services, type of customer, service methodologies and processes and long-term average gross margins. The Company operates two offices in London, England and also operates offices in Manchester, England and Edinburgh, Scotland. These are the Company's only non-U.S. offices, and accounted for less than 10% of the consolidated revenues and identifiable assets in each of the last three years.

15.   RELATED-PARTY TRANSACTIONS

      The Company has several notes receivable from executives outstanding at December 31, 1999 and 1998 totaling $250,257 and $168,846, respectively. The notes bear interest at the prime rate and are due on various dates through October 1999. In addition, the Company has accounts receivable in the amount of $8,000 and $338,263 at December 31, 1999 and 1998, respectively, with a related company. Officers of the Company own a percentage interest in the related company. The Company has an investment in divine interVentures, Inc. An officer of the Company is a member of the divine interVentures, Inc. board of directors.

16.  REVENUES FROM SIGNIFICANT CLIENTS

      During 1999, 1998 and 1997 no client accounted for 10% or more of the Company's total consolidated revenues.

17.   SUBSEQUENT EVENT

      On March 1, 2000, the Company and USWeb/CKS completed a merger. Under the terms of the merger agreement, approximately 82,431,300 shares of Whittman-Hart common stock were exchanged in the merger for all the outstanding common stock of USWeb/CKS. In addition, employee options to purchase approximately 34,010,426 shares of USWeb/CKS common stock and warrants to purchase approximately 2,058,700 shares of USWeb/CKS common stock were assumed by Whittman-Hart and became options or warrants to purchase Whittman-Hart common stock. These amounts reflect an exchange ratio of 0.865 of a share of Whittman-Hart common stock for each share of USWeb/CKS common stock. This transaction was accounted for as a purchase business combination in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." The total consideration for the transaction was valued at approximately $6.5 billion, which includes the value of common stock issued in the merger, options and warrants, and other direct acquisition costs.

      USWeb/CKS was a leading Internet professional services firm which provided a comprehensive range of business strategy consulting services, Internet technology solutions and services, such as advanced marketing communications programs. USWeb/CKS professionals combined their expertise with the industry-specific knowledge to help clients build their businesses in innovative ways.

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Whittman-Hart, Inc.:

      Under date of January 24, 2000, except as to Note 17, which is as of March 1, 2000, we reported on the consolidated balance sheets of Whittman-Hart, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

      In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois
March 1, 2000

                                                                     SCHEDULE II

                               WHITTMAN-HART, INC.
                        VALUATION AND QUALIFYING ACCOUNTS


                                                     BALANCE AT                                              BALANCE AT
                                                     BEGINNING                                                  END OF
DESCRIPTION                                             OF YEAR       ADDITIONS (1)    DEDUCTIONS (2)              YEAR
-----------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 1999:
     Allowance for doubtful accounts                 $1,866,640          $5,840,812      ($4,187,917)        $3,519,535
For the year ended December 31, 1998:
     Allowance for doubtful accounts                   $679,623          $2,735,135      ($1,548,118)        $1,866,640
For the year ended December 31, 1997:
     Allowance for doubtful accounts                   $369,553            $534,396        ($224,326)          $679,623


(1) Additions include charges to expense and $1,017,096 of additional allowances for doubtful accounts related to the Fulcrum acquisition in November of 1999.

(2)    Bad debts written off.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           marchFIRST

Date:    March 30, 2000                    By: /s/ Robert F. Bernard
                                              ---------------------------------
                                           Robert F. Bernard
                                           Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                      TITLE                                           DATE

/s/ BERT B. YOUNG              Chief Financial Officer and Treasurer           March 30, 2000
--------------------
Bert B. Young                  (principal financial and accounting officer)

/s/ EDWARD V. SZOFER           Director, Chief Development Officer             March 30, 2000
------------------------       and Secretary
Edward V. Szofer

/s/ PAUL D. CARBERY            Director                                        March 30, 2000
------------------------
Paul D. Carbery

/s/ MARK D. KVAMME             Director                                        March 30, 2000
------------------------
Mark D. Kvamme

/s/ JOSEPH MARENGI             Director                                        March 30, 2000
------------------------

Joseph Marengi

/s/ W. BARRY MOORE             Director                                        March 30, 2000
------------------------
W. Barry Moore

/s/ DAVID P. STORCH            Director                                        March 30, 2000
------------------------
David P. Storch

/s/ JOHN R. TORELL III         Director                                        March 30, 2000
------------------------
John R. Torell III


                                INDEX TO EXHIBITS

EXHIBIT NO.           DESCRIPTION
-----------           -----------
     10.19            Lease agreement dated December 22, 1999 between
                      marchFIRST as lessee and First Chicago Leasing Corporation as Lessor.

     23.1             Consent of KPMG  LLP.

     27.1             Financial Data Schedule Year Ended December 31, 1999.

     27.2 Financial Data Schedule Years Ended December 31, 1998 and 1997 Restated.
