Form 10-Q
period 2000-03-31
MARCHFIRST INC
filed 2000-05-15
CIK 1009403

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended MARCH 31, 2000

                                    OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

      Commission file number: 0-28166
                              -------


                                marchFIRST, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Delaware                                    36-3797833
              --------                                    ----------
   (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)


              311 South Wacker Drive, Suite 3500, Chicago, Illinois
              -----------------------------------------------------
    60606-6618 (Address of principal executive offices, including Zip Code)


                                 (312) 922-9200
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of April 30, 2000, there were 146,828,804 shares of common stock of the registrant outstanding.

                                marchFIRST, Inc.

                                    FORM 10-Q


                  For the quarterly period ended March 31, 2000


                                TABLE OF CONTENTS



PART I:    FINANCIAL INFORMATION                                           Page

Item 1.    Financial Statements

              Consolidated Balance Sheets as of March 31, 2000                3
              and December 31, 1999

              Consolidated Statements of Operations                           4
              for the three months ended March 31, 2000
              and March 31, 1999

              Consolidated Statements of Cash Flows                           5
              for the three months ended March 31, 2000
              and March 31, 1999

              Notes to Consolidated Financial Statements                      6


Item 2.    Management's Discussion and Analysis of Financial Condition        8
           and Results of Operations


Item 3.    Quantitative and Qualitative Disclosures About Market Risk        17


PART II:   OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds                         18

Item 4.    Submission of Matters to a Vote of Security Holders               19

Item 6.    Exhibits and Reports on Form 8-K                                  20

SIGNATURES                                                                   21

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                marchFIRST, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  MARCH 31,         DECEMBER 31,
                                                                                    2000                1999
                                                                                ------------        -------------
ASSETS                                                                           (Unaudited)
Current assets:
       Cash and cash equivalents                                                $    280,970        $     147,816
       Short-term investments                                                         88,856               80,424
       Trade accounts receivable, net of allowance for doubtful accounts             406,029               90,709
       Prepaid expenses                                                               39,934               11,542
       Deferred income taxes                                                             -                  1,956
                                                                                 ------------       -------------
             Total current assets                                                    815,789              332,447
                                                                                 ------------       -------------
Property and equipment:
      Buildings and Land                                                              26,716               23,911
      Office furniture and equipment                                                  37,787               19,531
      Computer equipment and software                                                 89,757               37,912
      Automobiles                                                                        380                  105
      Leasehold improvements                                                          22,273                2,891
                                                                                ------------        -------------
                                                                                     176,913               84,350
      Less accumulated depreciation and amortization                                 (41,378)             (16,331)
                                                                                ------------        ------------
Net property and equipment                                                           135,535               68,019
Long-term investments                                                                121,071               56,095
Deferred income taxes                                                                    -                 16,896
Intangible assets, net                                                             6,784,391               29,250
Other assets                                                                           7,842                1,501
                                                                                ============        =============
             Total assets                                                       $  7,864,628        $     504,208
                                                                                ============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                          $     39,519        $       5,469
      Accrued compensation and related costs                                          83,658               28,290
      Accrued expenses and other liabilities                                         215,600               13,873
      Deferred revenue                                                                56,031                   57
      Current maturities of long-term debt                                            17,084                  -
                                                                                ------------        -------------
            Total current liabilities                                                411,892               47,689
                                                                                ------------       -------------

Deferred income taxes, net                                                            46,502                  -
Deferred rent                                                                          2,039                1,865
Long-term debt, less current maturities                                                3,011                  -
                                                                                ------------        -------------
            Total liabilities                                                        463,444               49,554
                                                                                ------------       --------------
Stockholders' equity:
     Preferred stock, $.001 par value; 3,000 shares authorized, none
           issued and outstanding                                                        -                    -
     Common stock, $.001 par value; 500,000 authorized, 145,961 and
           61,934 shares issued in 2000 and 1999, respectively                           146                   62
     Additional paid-in capital                                                    7,455,195              388,517
     Retained earnings                                                               (49,840)              67,490
     Deferred compensation                                                              (561)              (1,209)
     Accumulated other comprehensive income (loss)                                    (3,756)                (206)
                                                                                ------------        -------------
            Total stockholders' equity                                             7,401,184              454,654
                                                                                ------------        -------------
            Total liabilities and stockholders' equity                          $  7,864,628        $     551,897
                                                                                ============        =============

See accompanying notes to consolidated financial statements.

                                marchFIRST, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                  ----------------------------------
                                                                                      MARCH 31,         MARCH 31,
                                                                                        2000               1999
                                                                                  -----------------    -------------
Revenues                                                                          $        227,396     $     108,674
Cost of services                                                                           114,513            61,560
                                                                                  -----------------    -------------
     Gross profit                                                                          112,883            47,114
                                                                                  -----------------    -------------

Costs and expenses:
     Selling and marketing (excluding stock compensation)                                   14,842             5,448
     General and administrative (excluding stock compensation)                              66,494            29,864
     Stock compensation                                                                     15,214                 -
     Acquired in-process technology                                                          4,800                 -
     Amortization of intangible assets                                                     118,274                90
     Merger and integration costs                                                            6,924             2,652
                                                                                  -----------------    --------------
         Total costs and expenses                                                          226,548            38,054
                                                                                  -----------------    --------------

Income (loss) from operations                                                             (113,665)            9,060
Other income, net                                                                            3,327             1,731
                                                                                  -----------------    --------------
Net income (loss) before provision for income taxes                                       (110,338)           10,791

Provision for income taxes                                                                   6,992             4,776
                                                                                  -----------------    --------------
Net income (loss)                                                                 $       (117,330)    $       6,015
                                                                                  =================    ==============

Basic earnings (loss) per share                                                   $          (1.28)    $        0.11
                                                                                  =================    ==============

Diluted earnings (loss) per share                                                 $          (1.28)    $        0.10
                                                                                  =================    ==============

Weighted average number of common shares outstanding - basic                                91,733            54,590
                                                                                  =================    ==============

Weighted average number of common shares outstanding - diluted                              91,733            62,286
                                                                                  =================    ==============

See accompanying notes to consolidated financial statements.

                                marchFIRST, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                  --------------------------------
                                                                                     MARCH 31,         MARCH 31,
                                                                                      2000                1999
                                                                                  ------------        ------------
Cash flows from operating activities:
     Net (loss) income                                                            $   (117,330)       $      6,015
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                                   4,234               1,259
         Amortization of intangible assets                                             118,274                  90
         Deferred income taxes                                                             631                (803)
         Tax benefit of stock options                                                    9,981               6,882
         Acquired in-process technology                                                  4,800                 -
         Unrealized holding loss on investments                                            -                    30
         Non-cash stock compensation expense                                            15,214               1,090
         Changes in assets and liabilities, net of acquisition:
             Trade accounts receivable, net                                            (66,967)             (5,864)
             Prepaid expenses                                                            1,317                (797)
             Other assets                                                               (3,720)                  6
             Accounts payable                                                            1,755               1,085
             Accrued compensation and related costs                                     13,694               3,606
             Income taxes payable                                                       (1,384)             (3,737)
             Accrued expenses and other liabilities                                    (13,269)             (1,276)
             Deferred revenue                                                           (8,870)                -
             Other, net                                                                   (418)                181
                                                                                  ------------        ------------
Net cash provided by (used in) operating activities                                    (42,058)              7,767
                                                                                  ------------        ------------
Cash flows from investing activities:
     Purchases of short-term investments                                               (34,314)            (32,426)
     Sales of short-term investments                                                    67,079              19,844
     Investments in non-marketable equity securities                                   (23,087)                -
     Cash acquired in acquistion                                                       162,102                 -
     Purchases of property and equipment                                               (14,850)             (9,744)
                                                                                  ------------        ------------
Net cash provided by (used in) investing activities                                    156,930             (22,326)
                                                                                  ------------        ------------
Cash flows from financing activities:
     Proceeds from line of credit, net                                                   2,412                 -
     Payments on bank debt                                                                 -                  (662)
     Proceeds from exercise of stock options and sale of common stock                   18,999               6,334
     Partnership capital distributions                                                     -                  (350)
                                                                                  ------------        ------------
Net cash provided by financing activities                                               21,411               5,322
                                                                                  ------------        ------------

Effect of foreign exchange rate changes                                                 (3,129)
Net increase (decrease) in cash and cash equivalents                                   133,154              (9,237)
Cash and cash equivalents at beginning of period                                       147,816              50,710
                                                                                  ------------        ------------
Cash and cash equivalents at end of period                                        $    280,970        $     41,473
                                                                                  ============        ============

Supplemental disclosures of cash flow information:
Cash paid for interest                                                            $        120        $         13
Income taxes paid                                                                        1,863               2,529

Supplemental disclosures of non-cash investing activity:
Common stock issued for acquisition                                               $  5,286,615                 -

See accompanying notes to consolidated financial statements.

                                marchFIRST, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                  (Unaudited)


      NOTE 1.  BASIS OF PRESENTATION

      The accompanying unaudited interim consolidated financial statements of marchFIRST, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein includes all adjustments, which are, in the opinion of management, necessary for a fair presentation of results for these interim periods, and all such adjustments are of a normal recurring nature, except for adjustment relating to the acquisition as discussed in Note 4. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

      These financial statements should be read in conjunction with the Company's historical audited consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission.

      NOTE 2.  BALANCE SHEET COMPONENTS


                                                                    March 31,    December 31,
                                                                      2000           1999
                                                                  ------------    ------------
         Trade accounts receivable, net:
           Accounts receivable                                    $    331,809    $   88,230
           Media receivable                                             11,222             -
           Unbilled revenues                                            73,630         5,998
           Less:  Allowance for doubtful accounts                      (10,632)       (3,519)
                                                                  ------------    ----------
                                                                  $    406,029    $   90,709
                                                                  ============    ==========
         Intangible assets, net:
           Workforce in place                                     $    139,702    $   12,602
           Goodwill                                                  6,694,349        15,640
           Customer lists                                               50,360         1,260
           Purchased technology                                         18,600             -
                                                                  ------------    ----------
                                                                  $  6,903,011    $   29,502
           Less:  Accumulated amortization                            (118,620)         (252)
                                                                  ------------    ----------
                                                                  $  6,784,391    $   29,250
                                                                  ============    ==========
         Accrued expenses and other liabilities:
           Marketing costs                                        $        612    $        -
           Professional fees                                             2,380           980
           Merger and related costs                                    169,302             -
           Other                                                        43,306        12,893
                                                                  ------------    ----------
                                                                  $    215,600    $   13,873
                                                                  ============    ==========

      NOTE 3.  COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) includes changes in the balances of items that are reported directly as a separate component of stockholders' equity in the consolidated balance sheets. marchFIRST, Inc. has comprehensive income (loss) comprised of net unrealized loss on equity securities and foreign currency translation adjustments. The components of comprehensive income (loss) for the three months ended March 31, 2000, and 1999 were as follows:


                                                                Three months Ended
                                                             March 31,      March 31,
                                                               2000            1999
                                                           -----------      ---------
         Net income (loss)                                 $  (117,330)     $   6,015
         Foreign currency translation adjustments               (2,403)           (30)
         Net unrealized loss on equity securities               (1,147)            46
                                                           -----------      ---------
           Comprehensive income (loss)                     $  (120,880)     $   6,031
                                                           ===========      =========

      The components of accumulated other comprehensive loss at March 31, 2000 and December 31, 1999 were as follows:


                                                              March 31,      December 31,
                                                                2000             1999
                                                            -----------      ------------
         Net unrealized loss on equity securities           $   (1,240)      $      (93)
         Foreign currency translation adjustments               (2,516)            (113)
                                                            -----------      ------------
           Accumulated other comprehensive loss             $   (3,756)      $     (206)
                                                            ==========       ==========

      NOTE 4.  BUSINESS COMBINATIONS

      On March 1, 2000, the Company and USWeb Corporation completed a merger. Under the terms of the merger agreement, approximately 82,431,300 shares of Whittman-Hart common stock were exchanged for all the outstanding common stock of USWeb/CKS. In addition, employee options and warrants to purchase 34,010,426 shares of the Company's common stock and warrants to purchase 2,058,700 shares of the Company's common stock were assumed by Whittman-Hart and became options or warrants to purchase Whittman-Hart common stock. These amounts reflect an exchange ratio of 0.865 of a share of Whittman-Hart common stock for each share of USWeb/CKS common stock. This transaction was accounted for as a purchase business combination in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and, accordingly, the results of operations of USWeb/CKS have been included in the Company's financial statements from March 1, 2000.

      The total consideration for the transaction was valued at approximately $7.1 billion as of February 29, 2000, which includes the value, as of March 1, 2000, of common stock issued in the merger, options and warrants, and other direct acquisition costs.

      The purchase price was preliminarily allocated to the following:

         Fair value of assets acquired
           and liabilities assumed                        $     233,466
         Workforce in place                                     127,100
         Existing and in-process technology                      18,600
         Customer list                                           49,100
         Goodwill                                             6,652,072
                                                          -------------
         Total                                            $   7,080,338
                                                          =============

      The above intangible asset amounts are being amortized over their useful lives of 3 to 5 years. The following unaudited pro forma financial information presents the combined results of operations of the Company and USWeb/CKS as if the acquisition had occurred as of the beginning of 2000 and 1999, after giving effect to certain adjustments, including amortization of goodwill, and related income tax effects. The pro forma financial information does not reflect the results of operations that would have occurred had the Company and USWeb/CKS constituted a single entity during such periods.

                                           Three Months Ended March 31,
                                           ----------------------------
                                                    (unaudited)
                                               2000              1999
                                               ----              ----
Revenue                                  $    352,038        $   192,674
Net loss                                 $   (373,510)       $  (369,581)
Diluted loss per share                   $      (2.53)       $     (3.19)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE DISCUSSION BELOW CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934) THAT ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO, THE COMPANY'S MANAGEMENT. THE COMPANY'S RESULTS, PERFORMANCE AND ACHIEVEMENTS IN 2000 AND BEYOND COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, ANY SUCH FORWARD-LOOKING STATEMENTS. SEE "CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 17.

OVERVIEW

      On March 1, 2000, Whittman-Hart merged with USWeb/CKS. As a result of the merger, the Company's revenue and operating expenses increased substantially in the current period and the Company believes that such increases are likely to continue to increase in future periods as compared to pre-merger periods. This business combination was accounted for by the purchase method, and accordingly, the results of operations of USWeb/CKS have been included in the Company's financial statements and reflected in the Company's results of operations from March 1, 2000. Prior to the consummation of the merger on March 1, 2000, the Company filed a registration statement on Form S-4 on January 27, 2000, Registration No. 333-94565, which was declared effective by the Securities and Exchange Commission on January 27, 2000. This registration statement contains unaudited pro forma information for the combined company.

      marchFIRST is the new name for the company formerly known as Whittman-Hart, which reflects the merger of Whittman-Hart and USWeb/CKS, completed on March 1, 2000. As a leading information technology services company prior to the merger, Whittman-Hart provided technology-based e-Business solutions, including back office business systems integration, supply-chain management and business-to-business processes and technologies. USWeb/CKS was a leading provider of Internet professional services, with an emphasis on emerging e-commerce companies and the Fortune 500 business-to-consumer marketplace, and offered strong strategy and creative capabilities.

marchFIRST, Inc. ("marchFIRST" or the "Company") is now an Internet professional services firm that helps companies build business models, brands, systems and processes to capitalize on the opportunities created by the Internet and related computer and communications technologies. marchFIRST has more than 70 offices in 14 countries and employs more than 9,000 employees. The professional services provided by marchFIRST include business strategy and management consulting, creative branding and marketing, Web application design and development, packaged software implementation and integration, and Web and network infrastructure design and implementation. marchFIRST also provides integrated application hosting services and, through an affiliate company, plans to provide access to venture capital and external funding sources. marchFIRST provides services to clients ranging from early-stage Internet start up companies to Global 2000 companies, reflecting management's belief that the Internet has narrowed the range of needs among small, middle-market and global companies.

      The Company's revenues are generated primarily from professional fees, which are generally billed at a contracted hourly rate and are recognized as services are provided. A majority of marchFIRST's revenues are generated on a time and materials basis. The Company's services are also provided on a fixed-bid or fee-capped basis, in which case revenues are recognized by the percentage of completion method. Billable rates vary by service provided and geographic region. Although a majority of engagements are billed on a time and material basis, marchFIRST will increase the percentage of its engagements that are based on a fixed price, as a result of the merger with USWeb/CKS. These arrangements subject the Company to the risk of cost overruns; however, historically, such overruns have not been significant. The Company typically bills on a weekly basis to monitor client satisfaction and manage its outstanding accounts receivable balances. The Company's most significant cost is project cost of services, which consists of consultant salaries and benefits. Thus, the Company's financial performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and personnel utilization rates (billable hours divided by paid hours).

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

      The Company establishes standard billing guidelines based on the type of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. Over the last three years, the Company's average revenue per assignment hour has steadily increased. The growth in average revenue per assignment hour reflects a higher percentage of value-added services, such as package software implementations and solutions-oriented strategic consulting projects.

      The Company manages its personnel utilization rates by monitoring project requirements and timetables. The number of consultants assigned to a project will vary according to the size, complexity, duration and demands of the project. Project terminations, completions and scheduling delays may result in periods in which consultants are not fully utilized. An unanticipated termination of a project could result in a higher than expected number of unassigned consultants or, if the Company were to terminate such consultants, increased severance expenses. Although the number of the Company's consultants can be adjusted to correspond to the number of active projects, marchFIRST must maintain a sufficient number of senior consultants to oversee existing client projects and assist the Company's sales force in securing new client assignments. marchFIRST consultants are subject to employment contracts that may be terminated upon two weeks' notice without substantial penalty or further expense to the Company.

      Historically, the Company's revenue growth has been attributable to the addition of new clients and the growth of current client relationships at existing and new branch locations supplemented by acquisitions. The Company's merger with USWeb/CKS doubled the number of professionals employed by the Company. During the remainder of 2000, the Company intends to continue to achieve growth primarily through acquisitions and through the addition of new clients and growth of current client relationships at both existing and new branch locations.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of revenues:


                                                               Three Months Ended
                                                            March 31,        March 31,
                                                             2000              1999
                                                            ---------        ---------
Consolidated statement of operations data:
Revenues                                                     100%              100%
Cost of services                                              50                57
                                                             ----               ---
   Gross profit                                               50                43
Costs and expenses:
   Selling and marketing                                       7                 5
   General and administrative                                 29                28
   Stock compensation                                          7                 -
   Acquired in-process technology                              2                 -
   Amortization of intangible assets                          52                 -
   Merger and integration costs                                3                 2
                                                             ----               ---
   Total costs and expenses                                  100                35
                                                             ----               ---
Income (loss) from operations                                (50)                8
Other income, net                                              1                 2
                                                             ----               ---
Net income (loss) before provision for income taxes:         (49)               10
Provision for income taxes                                     3                 4
                                                             ----               ---
Net income (loss)                                            (52)%               6%
                                                             =====              ===

      REVENUES. Revenues increased 109%, or 118.7 million, to $227.4 million for the three months ended March 31, 2000 from $ 108.7 million for the three months ended March 31, 1999. The increase was primarily attributable to additional revenues generated subsequent to March 1, 2000 which resulted from the Company's merger with USWeb/CKS. The revenues recognized subsequent to March 1, 2000 and which were attributable to the merger were $85.5 million. The remaining increase in revenue was due to the addition of new clients and to the growth of current client relationships at existing and new branch locations and to the acquisition of Fulcrum Solutions, Ltd. ("Fulcrum") in November 1999.

      Revenues from the Company's ten most significant clients grew more than 300%, and as a percentage of total revenues, increased to 17% for the three months ended March 31, 2000. This compared to 13% for the three months ended March 31, 1999. The increase in revenue from the Company's ten most significant clients is attributable to new clients resulting from the merger with USWeb/CKS.

      GROSS PROFIT. Gross profit consists of revenues less cost of services, which includes consultant salaries and benefits and other incentives for employees engaged in delivering professional services. Gross profit for the three months ended March 31, 2000 grew 140% to $112.9 million from $47.1 million for the three months ended March 31, 1999. Gross profit as a percentage of revenues was 50% in the first three months of 2000, compared to 43% in 1999. The increase in gross profit was due to increased gross profits resulting from the merger with USWeb/CKS subsequent to March 1, 2000. Gross profit recognized subsequent to March 1, 2000 attributable to the merger was $50.7 million. The remaining increase in gross profit was due to a change in the sales mix toward higher-end service offerings, the Company's established branches reaching critical mass, and the acquisition of Fulcrum in November 1999, partially offset by lower margins in recently opened branches.

      SELLING AND MARKETING EXPENSES. Sales and marketing expenses include the salaries, benefits, commissions, travel, entertainment and all other direct costs associated with the direct sales force as well as advertising, branding, and other marketing costs. During the first quarter of 2000, costs related to branding and marketing resulted primarily from the merger and integration of Whittman-Hart and USWeb/CKS. Accordingly, the costs were classified as merger and integration costs.

      Selling and marketing expenses for the three months ended March 31, 2000 increased approximately 172% to $14.8 million from $5.4 million for the three months ended March 31, 1999. This increase was subsequent to March 1, 2000 and was largely attributable to additional sales and marketing personnel expenses resulting from the Company's merger with USWeb/CKS. It was also due to increased efforts in the area of sales and marketing. As a percentage of revenues, selling expenses in the first quarter of 2000 were 7%, compared to 5% in the first quarter of 1999.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, travel, outside professional fees and all other branch and corporate costs, including recruiting costs. General and administrative expenses for the three months ended March 31, 2000 increased 123% to $66.5 million from $29.9 million for the three months ended March 31, 1999. The increase was due to additional costs subsequent to March 1, 2000 and was related to the merger with USWeb/CKS. As a percentage of revenues, general and administrative expenses increased to 29% for the three month period ended March 31, 2000, compared to 28% in the three month period ended March 31, 1999. The increase in general and administrative expenses as a percentage of revenues resulted largely from duplicative efforts during the integration of the two companies. The Company expects further decreases in general and administrative expenses as the Company continues its integration efforts.

      ACQUIRED IN-PROCESS TECHNOLOGY. Acquired in-process technology resulted from the Company's merger with USWeb/CKS. Acquired in-process technology expenses were $4.8 million in the three month period ended March 31, 2000. Acquired in-process technology represents purchased technology that had not reached the stage of technological feasibility as of the merger and had no alternative future use. Accordingly, such amounts were charged to operations in the period. There were no in-process technology expenses during the three month period ended March 31, 1999.

      STOCK COMPENSATION. Stock compensation resulted principally from non-cash stock compensation arrangements assumed when the Company merged with USWeb/CKS. The expense resulted primarily from stock bonuses awarded to employees of companies previously acquired by USWeb/CKS, prior to March 1, 2000, as well as stock from options granted by USWeb/CKS, with exercise prices below the fair market value of the common stock on the date of grant. Stock compensation is classified as a cost of revenue or operating expense depending on the classification of the respective employees. Such expenses are recognized ratably over the vesting period, which are generally three to four years. Stock compensation expense totaled $15.2 million during the three months ended March 31, 2000 and related largely to costs incurred subsequent to March 1, 2000. The Company did not incur stock compensation expense in the three-month period ended March 31, 1999. The Company expects to continue to incur similar stock compensation expense during the remainder of 2000.

      AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets consists primarily of amortization of purchased technology, workforce in place, and goodwill resulting from acquisitions. Amortization of intangible assets totaled $118.3 million in the three months ended March 31, 2000 and included amortization of intangible assets capitalized as a result of the merger with USWeb/CKS subsequent to March 1, 2000. Amortization of intangible assets for the three months ended March 31, 1999 totaled $0.1 million. The Company will continue to amortize its intangible assets related to the merger with USWeb/CKS during the next five years. Amortization expense related to intangible assets is expected to approximate $1.4 billion annually.

      MERGER AND INTEGRATION COSTS. Merger and integration costs were $6.9 million for the three months ended March 31, 2000 and $2.7 million for the three months ended March 31, 1999. As a percentage of revenue, merger and integration costs accounted for 3% of revenues for the three months ended March 31, 2000, and 2% for the three months ended March 31, 1999. The merger and integration costs included legal, accounting, other transaction-related fees and expenses, and severance payments and costs directly related to integrating acquired companies. During the first three months of 2000, these costs related to the Company's merger with USWeb/CKS on March 1, 2000. In the first quarter of 1999, these costs related to the Company's acquisition of Waterfield in March 1999. Also contributing to the increase were expenses related to the creation, launch and promotion of the Company's new brand. The Company anticipates that merger and integration costs related to the merger with USWeb/CKS will total approximately $70 million in 2000.

      OPERATING INCOME (LOSS). Operating income (loss) decreased $122.7 million to a loss of $113.7 million for the three months ended March 31, 2000 from operating income of $9.1 million in the three months ended March 31, 1999. The increased operating loss is due principally to expenses associated with the amortization of intangible assets, stock compensation expense and merger and integration costs associated with the merger with USWeb/CKS. As a percentage of revenues, operating income (loss) decreased to a negative 50% for the three months ended March 31, 2000, compared to 8% for the three months ended March 31, 1999.

      OTHER INCOME, NET. Other income, net increased 92% to $3.3 million for the three months ended March 31, 2000 from $1.7 million for the three months ended March 31, 1999. The first quarter of 2000 included increased interest income on investments related to the net proceeds of $98.2 million from the Company's issuance of common stock to Novell, Inc. in November 1999 and the cash resulting from the acquisition of USWeb/CKS.

      INCOME TAXES. For the three months ended March 31, 2000, the provision for income taxes represents U.S. federal, foreign and state taxes accrued for marchFIRST subsidiaries. The tax expense is computed based on taxes paid in foreign jurisdictions and the effect of certain items affecting taxable income that do not affect provision for income taxes. For the quarter ended March 31, 1999, the provision for income taxes represents the actual provision for income taxes of Whittman-Hart prior to its merger with USWeb/CKS.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2000, the Company had approximately $490.9 million of cash, cash equivalents, and short-term and long-term investments compared to $284.3 million at December 31, 1999. Long-term investments at March 31, 2000 included $38.5 million in non-marketable equity securities and $43.3 million in marketable equity securities. The Company's cash and cash equivalents as well as short and long term investments increased approximately $275 million resulting from its merger with USWeb/CKS. The Company's primary source of liquidity has been cash provided through equity offerings and cash from operations.

      As of March 31, 2000, marchFIRST had a loan agreement for up to $10.0 million of unsecured credit with interest, at the Company's option, at LIBOR plus 1.5% or the lender's prime rate. There were no borrowings under this loan agreement as of March 31, 2000. On April 30, 2000, the above loan agreement was extended to April 30, 2001, and the available amount of borrowings was increased to $20.0 million. In connection with the Company's merger with USWeb/CKS, the Company assumed two revolving credit lines with the maximum borrowing capacity of $35 million of which approximately $15.5 million was outstanding as of March 3, 2000. The credit agreements are scheduled to expire June 30, 2000.

      Net cash used in operating activities was $42.1 million during the three month period ended March 31, 2000. The use of cash during the three months ended March 31, 2000 was due largely to increases in accounts receivable, which were partially offset by increases in liabilities and other non-cash expenses. During the three months ended March 31, 1999, operating activities provided $7.8 million due primarily to net income generated during the period.

      Capital expenditures of $14.9 million and $9.7 million for the three month periods ended March 31, 2000 and 1999, respectively, consisted primarily of real estate, computer equipment and software and office furniture and equipment to support the growth and expansion of the Company.

      During the remainder of 2000, marchFIRST expects to make similar types of expenditures relating to the expansion of offices and the improvement of information systems. The Company also expects to make expenditures of approximately $50.0 million in 2000 related to the expansion of marchFIRST's new Chicago facility, which will house marchFIRST's education center, the Chicago branch office, and its corporate headquarters. Total capital expenditures for marchFIRST during 2000 are expected to approximate $100.0 million.

      During the three-month periods ended March 31, 2000 and March 31, 1999, $19.0 million and $6.3 million, respectively, of cash was provided by the exercise of stock options and the purchase of common stock through the Company's employee stock purchase plan.

      On April 26, 2000, the Company signed an operating lease agreement which engaged Bank One Capital Markets, Inc. as administrative agent to structure, arrange and syndicate a $93 million lease facility. The financing will be utilized to develop previously acquired property into the new corporate headquarters of marchFIRST. Included as part of this lease facility is the construction of a parking facility. The lease agreement will include a construction period of up to

27 months. Upon completion of the structures, the five-year lease term will commence. The lease will bear an interest rate of the LIBOR rate plus an applicable margin. The Company's lease obligation is dependent upon the ultimate cost of the facility. The lease contains certain restrictive covenants related to change in control and also various financial covenants. In addition, the Company has the option to renew the lease at the end of the term or purchase the lessor's interest in the property.

      The Company anticipates its current cash resources, together with existing sources of liquidity and funds generated from operations, will provide adequate cash to fund the Company's anticipated cash needs at least through the next 12 months as well as its long term liquidity needs.

STRATEGIC ALLIANCES

      On November 12, 1999, Novell, Inc. purchased 3,294,893 shares of the Company's common stock for a purchase price of $100 million, and the Company agreed to issue Novell a warrant to purchase 400,000 shares of the Company's common stock, with an exercise price of $35.875 per share (the "Warrant"). In addition, the Company and Novell entered into a global alliance agreement. These transactions are intended to accelerate the deployment of the Novell Directory Services (NDS) in enterprise and e-Business solutions for mid-sized businesses. Under the global alliance agreement, the Company has agreed to establish a solutions deployment center and to train at least 600 consultants in NDS and related Novell solutions. The Warrant will become exercisable only if the Company fails to meet certain milestones under the global alliance agreement.

      As a result of the Company's merger with USWeb/CKS, the Company assumed a preexisting strategic alliance signed in September 1999 between USWeb/CKS and with Microsoft Corporation. The alliance was formed to assist in the development of the Internet framework ("iFrame"), a standardized architecture for developing integrated e-business solutions. Under terms of the Alliance, Microsoft will provide the Company with a non-refundable $67.5 million, to be paid over twelve months, to offset the costs necessary for the development, marketing and training needed to bring iFrame and associated application services to market. In addition, Microsoft will provide a joint technology application services lab to assist in such development and will provide certain other funding including a joint marketing fund. As part of the agreement, Microsoft purchased, for $15.0 million, a warrant allowing Microsoft to acquire shares of USWeb/CKS common stock. This warrant was assumed by Whittman-Hart and became a warrant to purchase up to 865,000 shares of marchFIRST common stock at an exercise price of $31.90 per share, which represented the fair value of the Company's common stock at the date of the alliance. The warrant is exercisable anytime prior to its expiration in September 2004. Should the Company be successful in developing iFrame and its associated applications, the Company will pay to Microsoft a royalty, beginning in July 2001, equal to 8.9% of such revenues, if any. The royalty will continue until the earlier of December 31, 2007, or the aggregate royalty paid totals $105.0 million. The agreement also requires a repayment of the $67.5 million if the agreement is terminated.

ACQUISITIONS

      On March 9, 1999, the Company acquired the Waterfield Technology Group ("Waterfield") a Boston-based IT services firm and strategic business partner of Kurt Salmon and Associates, a global consulting firm, for 576,074 shares of the Company's common stock. Headquarted in Lexington, Massachusetts, with a branch office in Parsippany, New Jersey, Waterfield had approximately 90 employees and specialized in client server and Internet-enabled application development. They had extensive experience with Java and Java-based tools, Powerbuilder and the Microsoft suite of products. This business combination was accounted for as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of Waterfield for all periods presented.

      On May 20, 1999, the Company issued 474,650 of its common shares in exchange for all of the outstanding capital stock of POV Partners, Inc. ("POV") an Ohio-based IT services firm. Headquartered in Columbus, Ohio, with offices in Phoenix, Arizona, and Charlotte, North Carolina, POV had approximately 90 employees and provided a broad range of business strategy and IT services including Internet-enabled application development and electronic commerce solutions. This business combination has been accounted for as a pooling-of-interests combination. The stockholders' equity and operations of POV were not material in relation to those of the Company. As such, the Company has recorded the combination without restating prior periods' consolidated financial statements.

      On August 27, 1999, the Company issued 1,145,796 shares of the Company's common stock in exchange for all of the outstanding stock of the BALR Corporation ("BALR"), an Oakbrook, Illinois-based IT services firm. BALR had approximately 100 employees who designed systems and provided technical consulting services. BALR's services included e-Business and Web-enabled systems development, relational database management and client-server application development. This business combination was accounted for as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of BALR for all periods presented.

      On November 12, 1999, the Company issued 1,098,221 shares of its common stock in exchange for all of the outstanding stock of the Four Points Digital, L.L.C. ("Four Points"), a Chicago, Illinois-based IT services firm with an office if San Francisco, California. The approximately 80 employees specialized in digital marketing including interactive advertising using rich media, online site development and online media buying. This business combination was accounted for as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of Four Points for all periods presented.

      On November 27, 1999, the Company acquired Fulcrum Solutions, Ltd. ("Fulcrum"), a London, England-based IT services firm, further expanding its European presence. The Company acquired all of the outstanding common stock and stock options of Fulcrum in exchange for $2,193,857 in cash and 360,869 shares of the Company's common stock. In addition to its London headquarters, Fulcrum operated offices in Manchester, England; Edinburgh, Scotland; and New York City. Its approximately 180 professionals designed systems and provided technical consulting services. The firm specialized in Oracle-based e-Business solutions including customer relationship management; enterprise-wide Internet transaction systems in sales and marketing, manufacturing, financial and human resources; business intelligence, and data migration and integration. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the results of operations of Fulcrum have been included in the Company's consolidated financial statements from November 27, 1999.

      On March 1, 2000, the Company and USWeb/CKS completed a merger. Under the terms of the merger agreement, approximately 82,431,300 shares of Whittman-Hart common stock were exchanged for all the outstanding common stock of USWeb/CKS. In addition, employee options and warrants to purchase shares of USWeb/CKS common stock were assumed by Whittman-Hart and became options to purchase approximately 34,010,426 shares of the Company's common stock and warrants to purchase approximately
2,058,700 shares of USWeb/CKS common stock. These amounts reflect an exchange ratio of 0.865 of a share of Whittman-Hart common stock for each share of USWeb/CKS common stock. This transaction was accounted for as a purchase business combination in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." The total consideration for the transaction was valued at approximately $7.1 billion, which includes the value of common stock issued in the merger, options and warrants, and other direct acquisition costs.

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

     To date, the Company has not experienced any material adverse effect on the demand for its services as a result of uncertainty relating to, or diminished functionality of systems resulting from the passage of the Year 2000. The Company provides solutions for IT systems that are critical to companies' operations. Business interruptions, loss or corruption of data or other major problems resulting from the failure of a client's IT system to process Year 2000 data correctly could have significant adverse consequences to that client. The Company cannot currently predict whether or to what extent there will be any legal claims brought against the Company or whether there will be any other material adverse effect on the Company's business, financial condition or the results of operations, as a result of any such adverse consequences to its clients.

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

      Financial Accounting Standards Board Interpretation No. 44 "FIN" No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25, is effective for financial statements beginning after July 1, 2000. The company does not believe FIN No. 44 will have a significant impact on its financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Form 10-Q contains certain forward-looking statements that reflect marchFIRST's current expectations about its future operating results, performance, and opportunities that involve substantial risks and uncertainties. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "plan," "intend," and "expect," and similar expressions, as they relate to marchFIRST or its management, are intended to identify such forward-looking statements. These forward-looking statements are based on information currently available to marchFIRST and are subject to a number of risks, uncertainties, and other factors that could cause marchFIRST's actual results, performance, prospects, and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, integration and other risks related to the merger with USWeb/CKS, difficulties in attracting and retaining highly skilled employees, marchFIRST's ability to manage rapid growth and expansion into new geographic areas and service lines, marchFIRST's ability to manage the risk associated with client projects, and risks related to possible acquisitions. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for further description of factors that could affect the Company's operating results, performance and opportunities. Except as required by the Federal Securities law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or for any other reason.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At March 31, 2000, the Company maintained investments in marketable securities. The securities are classified as available for sale on the consolidated balance sheet at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of applicable deferred income taxes. As of March 31, 2000, the fair value of the Company's marketable securities portfolio was $209.9 million, all of which was invested in equity and debt securities.

      As a result of the merger with USWeb/CKS, the Company assumed certain additional risks, including changes in interest rates affecting the return on its investments and, to a lesser extent, risks associated with foreign currency fluctuations. In the normal course of business, the Company establishes policies and procedures to manage its exposure to fluctuations in interest rates and foreign currency values.

      INTEREST RATE RISK. The Company's exposure to interest rate risks results primarily from its short-term investments. To minimize exposure to interest rate risks, the Company invests predominately in instruments that are highly liquid, are of investment grade and generally have maturities of less than one year. The Company intends to make such funds readily available for operating purposes. At March 31, 2000, the Company had investments with maturities and weighted-average interest rates as follows (in thousands):

                                                               Maturities
                                                        2000              2001
                                                      -------           -------
                  Balance                             $88,894           $82,533
                  Interest Rate                          5.5%             5.42%

      FOREIGN CURRENCY RISKS. As of March 31, 2000, the Company had operating subsidiaries located in several countries including the United Kingdom, Germany, France, Canada, Switzerland, Spain, Australia, and South Africa. These subsidiaries operate primarily in the functional currency of their individual countries. As a result, the Company does not have exposure to significant foreign currency risk related to the ongoing operations of these subsidiaries.

PART II.  OTHER INFORMATION
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Effective March 1, 2000, the Company's Amended and Restated Certificate of Incorporation (the "Charter") was amended in connection with the Company's merger with USWeb/CKS. The amendment modified the Charter to increase the authorized common stock of the Company from 75,000,000 shares to 500,000,000 shares. Also effective March 1, 2000, by resolution of the Company's Board of Directors, the size of the Board of Directors was increased from seven members to nine members.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following summarizes the votes of the Special Meeting of the Company's stockholders held on February 28, 2000:

MATTER

Approval of the issuance of shares of common stock to the stockholders of USWeb Corporation ("USWeb/CKS") pursuant to the Merger Agreement among the Company, Uniwhale, Inc. and USWeb/CKS.

                  For          Against        Abstentions     Broker Non-Votes
                  ---          -------        -----------     ----------------
               45,700,633      589,318          31,500                0
Matter
------

Approval of an amendment to the Company's Certificate of Incorporation increasing the authorized shares of Common Stock from 75,000,000 to 500,000,000.

                  For          Against        Abstentions     Broker Non-Votes
                  ---          -------        -----------     ----------------
               39,296,889    6,998,745          25,817                0
Matter
------

Approval of an increase in the number of authorized shares of common stock available for issuance under the Whittman-Hart 1995 Incentive Stock Plan.

                  For          Against        Abstentions     Broker Non-Votes
                  ---          -------        -----------     ----------------
               30,254,658   15,805,870         260,923                0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)      Exhibits
         (27.1)  Financial Data Schedule

         (27.2)  Financial Data Schedule - restated

(b)      Reports on Form 8-K:

         The Company filed a report on Form 8-K dated January 24, 2000, as amended on March 13, 2000, announcing its fourth quarter 1999 results of operations.

         The Company filed a report on Form 8-K dated January 28, 2000 to incorporate by reference the audited financial statements of USWeb/CKS.

         The Company filed a report on Form 8-K dated March 1, 2000, announcing its acquisition of USWeb/CKS.

         The Company filed a report on Form 8-K dated March 23, 2000 attaching a press release to announce its name change and to present its results of operations on a pro forma basis for the fiscal years 1999 and 1998 to reflect purchase business combinations consummated by USWeb/CKS and Whittman-Hart.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    marchFIRST, Inc.

Date: May 15, 2000             By:  /s/ Robert F. Bernard
      ------------                  ---------------------
                                          Robert F. Bernard
                                          Chairman of the Board

Date: May 15, 2000             By:  /s/ Bert B. Young
      ------------                  -----------------
                                          Bert B. Young
                                          Chief Financial Officer and Treasurer