Form 10-Q
period 2000-06-30
MARCHFIRST INC
filed 2000-08-14
CIK 1009403

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

      Commission file number:      0-28166

                                marchFIRST, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   36-3797833
   -------------------------------             ---------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of July 31, 2000, there were 150,214,123 shares of common stock of the registrant outstanding.

                                marchFIRST, Inc.

                                    FORM 10-Q

                           Quarter ended June 30, 2000

                                TABLE OF CONTENTS

PART I:    FINANCIAL INFORMATION                                                                 Page
Item 1.    Condensed Consolidated Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets as of June 30, 2000                           3
              and December 31, 2000

              Condensed Consolidated Statements of Operations                                     4
              for the six months ended June 30, 2000
              and June 30, 1999

              Condensed Consolidated Statements of Cash Flows                                     5
              for six months ended June 30, 2000
              and June 30, 1999

              Notes to Condensed Consolidated Financial Statements                                6


Item 2.    Management's Discussion and Analysis of Financial Condition                            8
           and Results of Operations


Item 3.    Quantitative and Qualitative Disclosures About Market Risk                            17


PART II:   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders                                   18

Item 6.    Exhibits and Reports on Form 8-K                                                      18


SIGNATURES                                                                                       19


PART I:    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                marchFIRST, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                        JUNE 30,               DECEMBER 31,
                                                                                          2000                     1999
                                                                                  ----------------------   ----------------------
ASSETS                                                                                 (Unaudited)
Current assets:
         Cash and cash equivalents                                                 $            127,557    $            147,816
         Short-term investments                                                                  48,877                  80,424
         Trade accounts receivable, net of allowance for doubtful accounts                      462,901                  90,709
         Prepaid expenses and other current assets                                               39,545                  11,542
         Deferred income taxes                                                                      -                     1,956
                                                                                  ----------------------   ----------------------
               Total current assets                                                             678,880                 332,447
                                                                                  ----------------------   ----------------------

        Property and equipment                                                                  180,113                  84,350
        Less accumulated depreciation and amortization                                          (44,640)                (16,331)
                                                                                  ----------------------   ----------------------
Property and equipment, net                                                                     135,473                  68,019
Long-term investments                                                                           136,445                  56,095
Deferred income taxes                                                                               -                    16,896
Intangible assets, net                                                                        6,434,429                  29,250
Other assets                                                                                     14,305                   1,501
                                                                                  ----------------------   ----------------------
               Total assets                                                        $          7,399,532    $            504,208
                                                                                  ======================   ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                          $             32,316    $              5,469
         Accrued compensation and related costs                                                  92,331                  28,290
         Accrued expenses and other liabilities                                                 145,664                  15,738
         Deferred revenue                                                                        47,577                      57
         Current maturities of long-term debt                                                    17,786                     -
                                                                                  ----------------------   ----------------------
               Total current liabilities                                                        335,674                  49,554
                                                                                  ----------------------   ----------------------

Deferred income taxes, net                                                                       45,927                     -
Long-term debt, less current maturities                                                           2,211                     -
                                                                                  ----------------------   ----------------------
               Total liabilities                                                                383,812                  49,554
                                                                                  ----------------------   ----------------------
Stockholders' equity:
        Common stock, $.001 par value; 500,000 shares
               authorized, 149,625 and
               61,934 shares issued at June 30, 2000, and
               December 31,1999, respectively                                                       150                      62
        Additional paid-in capital                                                            7,513,765                 388,517
        Retained earnings (deficit)                                                            (423,961)                 67,490
        Treasury stock, at cost ; 3,000 shares held in treasury June 30, 2000                   (65,016)                    -
        Deferred compensation                                                                      (539)                 (1,209)
        Accumulated other comprehensive loss                                                     (8,679)                   (206)
                                                                                  ----------------------   ----------------------
               Total stockholders' equity                                                     7,015,720                 454,654
                                                                                  ----------------------   ----------------------
               Total liabilities and stockholders' equity                          $          7,399,532    $            504,208
                                                                                  ======================   ======================

See accompanying notes to condensed consolidated financial statements.

                                marchFIRST, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                       -------------------------------------    ------------------------------------
                                                           JUNE 30,            JUNE 30,             JUNE 30,           JUNE 30,
                                                             2000                1999                 2000               1999
                                                       -------------------------------------    ------------------------------------
Revenues                                                      $ 380,201           $ 116,016            $ 607,596          $ 224,690
Cost of services                                                192,793              65,140              307,307            126,700
                                                       -----------------   -----------------    -----------------  -----------------
     Gross profit                                               187,408              50,876              300,289             97,990
                                                       -----------------   -----------------    -----------------  -----------------

Costs and expenses:
     Selling and marketing (excluding stock
       compensation)                                             25,931               7,051               40,774             12,499
     General and administrative (excluding
       stock compensation)                                      116,363              31,145              182,856             61,009
     Stock compensation                                          26,756                   -               41,970                  -
     Acquired in-process technology                                   -                   -                4,800                  -
     Amortization of intangible assets                          355,903                  90              474,177                180
     Merger, branding and integration costs                      28,970               1,635               35,894              4,287
                                                       -----------------   -----------------    -----------------  -----------------
         Total costs and expenses                               553,923              39,921              780,471             77,975
                                                       -----------------   -----------------    -----------------  -----------------

Income (loss) from operations                                  (366,515)             10,955             (480,182)            20,015
Other income, net                                                 3,526               1,645                6,853              3,376
                                                       -----------------   -----------------    -----------------  -----------------
Net income (loss) before provision for
  income taxes                                                 (362,989)             12,600             (473,329)            23,391
Provision for income taxes                                       11,458               5,657               18,450             10,433
                                                       -----------------   -----------------    -----------------  -----------------
Net income (loss)                                             $(374,447)          $   6,943            $(491,779)         $  12,958
                                                       =================   =================    =================  =================

Basic earnings (loss) per share                               $   (2.44)          $    0.12            $   (4.01)         $    0.23
                                                       =================   =================    =================  =================

Diluted earnings (loss) per share                             $   (2.44)          $    0.11            $   (4.01)         $    0.21
                                                       =================   =================    =================  =================

Weighted average number of common shares
  outstanding - basic                                           153,659              55,731              122,667             55,166
                                                       =================   =================    =================  =================

Weighted average number of common shares
  outstanding - diluted                                         153,659              61,544              122,667             61,865
                                                       =================   =================    =================  =================


See accompanying notes to condensed consolidated financial statements.

                                           marchFIRST, Inc.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (IN THOUSANDS)
                                             (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                   -----------------------------------------------
                                                                         JUNE 30,                  JUNE 30,
                                                                           2000                      1999
                                                                   ----------------------    ---------------------
Cash flows from operating activities:
     Net income (loss)                                                  $       (491,779)         $         12,958
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                            11,321                     2,644
         Amortization of intangible assets                                       474,177                        90
         Deferred income taxes                                                        55                      (654)
         Tax benefit of stock options                                             14,198                    10,801
         Acquired in-process technology                                            4,800                       -
         Unrealized holding loss on investments                                   (4,030)                      -
         Stock compensation expense                                               41,970                     1,090
         Changes in assets and liabilities, net of acquisition:
             Trade accounts receivable, net                                     (123,839)                   (9,226)
             Prepaid expenses and other current assets                             1,707                    (4,170)
             Other assets                                                        (10,181)                      (12)
             Accounts payable                                                     (5,447)                     (701)
             Accrued compensation and related costs                               22,368                     9,958
             Income taxes payable                                                  6,274                    (2,423)
             Accrued expenses and other liabilities                              (18,537)                   (2,618)
             Deferred revenue                                                    (17,324)                      -
             Other, net                                                             (676)                      567
                                                                   ----------------------    ---------------------
Net cash provided by (used in) operating activities                            (94,943)                     18,304
                                                                   ----------------------    ---------------------
Cash flows from investing activities:
     Purchases of short-term investments                                         (52,753)                  (59,227)
     Sales of short-term investments                                             143,063                    64,744
     Investments in non-marketable equity securities                             (59,710)                      -
     Cash acquired in acquistion                                                 162,102                       -
     Cash paid for acquistion costs                                              (58,267)                      -
     Purchases of property and equipment, net                                    (39,281)                  (20,405)
                                                                   ----------------------    ---------------------
Net cash provided by investing activities                                         95,154                   (14,888)
                                                                   ----------------------    ---------------------
Cash flows from financing activities:
     Proceeds from debt line of credit, net                                        2,314                    (1,495)
     Proceeds from issuance of common stock                                       40,476                    11,886
     Purchase of treasury stock                                                  (65,016)                      -
     Proceeds form issuance of ESPP                                                5,777                     2,058
     Partnership capital distributions                                               -                      (1,185)
                                                                   ----------------------    ---------------------
Net cash provided by (used in) financing activities                              (16,449)                   11,264
                                                                   ----------------------    ---------------------

Effect of foreign exchange rate changes                                           (4,021)                      -
Net increase (decrease) in cash and cash equivalents                             (20,259)                   14,680
Cash and cash equivalents at beginning of period                                 147,816                    50,710
                                                                   ----------------------    ---------------------
Cash and cash equivalents at end of period                             $         127,557        $           65,390
                                                                   ======================    =====================

Supplemental disclosures of cash flow information:
Interest paid                                                          $             -          $               25
Income taxes paid                                                                  1,884                     2,356

Supplemental disclosures of non-cash investing activity:
Common stock issued for acquisition                                    $       5,286,615        $              -
Transfer of non-marketable equity securities to Bluevector                        23,746                       -


See accompanying notes to condensed consolidated financial statements.

                                marchFIRST, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

      NOTE 1.  BASIS OF PRESENTATION

      The accompanying unaudited interim condensed consolidated financial statements of marchFIRST, Inc. ("marchFIRST" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein includes all adjustments, which are, in the opinion of management, necessary for a fair presentation of results for these interim periods. All such adjustments are of a normal recurring nature, except for the adjustments relating to the acquisition discussed in Note 4. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

      These financial statements should be read in conjunction with the Company's historical audited consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission.

      NOTE 2.  BALANCE SHEET COMPONENTS (in thousands)

                                                                        June 30,     December 31,
                                                                            2000             1999
                                                                 ---------------    -------------
         Trade accounts receivable, net:
           Accounts receivable                                   $       377,508    $      88,230
           Media receivable                                                8,466                -
           Unbilled revenues                                              97,704            5,998
           Less:  Allowance for doubtful accounts                        (20,777)          (3,519)
                                                                  --------------    -------------
                                                                 $       462,901    $      90,709
                                                                 ===============    =============
         Intangible assets, net:
           Workforce in place                                    $       139,702    $      12,602
           Goodwill                                                    6,698,368           15,640
           Customer lists                                                 50,360            1,260
           Purchased technology                                           18,600                -
                                                                 ---------------    -------------
                                                                 $     6,907,030    $      29,502
           Less:  Accumulated amortization                              (472,601)            (252)
                                                                 ---------------    -------------
                                                                 $     6,434,429    $      29,250
                                                                 ===============    =============
         Accrued expenses and other liabilities:
           Professional fees                                     $         1,217    $         980
           Merger and related costs                                      102,440                -
           Other                                                          39,969           12,893
                                                                 ---------------    -------------
                                                                 $       143,626    $      13,873
                                                                 ===============    =============

      NOTE 3.  COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) includes changes in the balances of items that are reported directly as a separate component of stockholders' equity in the condensed consolidated balance sheets. marchFIRST, Inc. has comprehensive income (loss) comprised of net unrealized loss on marketable securities and foreign currency translation adjustments. The components of comprehensive income (loss) for the six months ended June 30, 2000, and 1999 were as follows (in thousands):


                                                     Three Months Ended                Six Months Ended
                                                     June 30,    June 30,            June 30,    June 30,
                                                         2000        2000                2000        1999
                                                  -----------   ---------         -----------   ---------
Net income (loss)                                   $(374,447)     $6,943         $  (491,779)  $  12,958
Foreign currency translation adjustments                 (893)       (119)             (2,020)         73
Net unrealized loss on marketable securities           (4,030)         28              (6,453)       (149)
                                                   -----------    -------         ------------   ---------
   Comprehensive income (loss)                      $(379,370)     $6,852         $  (500,252)  $  12,882
                                                    ==========     ======         ============  =========

      The components of accumulated other comprehensive loss at June 30, 2000 and December 31, 1999 were as follows (in thousands):

                                                                     June 30,        December 31,
                                                                         2000                1999
                                                                 ------------       --------------
         Net unrealized loss on marketable securities            $    (6,546)       $         (93)
         Foreign currency translation adjustments                     (2,133)                (113)
                                                                 ------------       -------------
           Accumulated other comprehensive loss                  $    (8,679)       $        (206)
                                                                 ============       ==============

      NOTE 4.  EQUITY INVESTMENT

      On March 1, 2000, the Company announced the formation of a venture capital organization, Bluevector L.L.C. ("Bluevector"). Bluevector will invest in the technology industry and will also provide financial advisory services as well as business strategy and branding to its clients. During the six months ended June 30, 2000, the Company contributed $49.8 million of cash and transferred $23.7 million of its non-marketable equity securities to Bluevector. At June 30, 2000, the Company's investment in Bluevector was
$71.5 million representing an approximately 50% interest. The investment is classified as a long-term investment and is being accounted for using the equity method of accounting. The carrying value of its investment at June 30, 2000 has been reduced to record the amortization of the difference between the Company's investment balance and its percentage ownership in the underlying net assets of Bluevector.

      NOTE 5.  STOCKHOLDERS' EQUITY

      During the three month period ended June 20, 2000, the Company purchased 3.0 million shares of its common stock to be held as treasury stock at a cost of $65.1. The treasury stock is intended for issuance under the Company's employee stock option and stock purchase plan.

      NOTE 6.  BUSINESS COMBINATIONS

      On March 1, 2000, the Company (which was then named Whittman-Hart, Inc.), and USWeb/CKS completed a merger. Under the terms of the merger agreement, approximately 82,431,300 shares of Company common stock were exchanged for all the outstanding common stock of USWeb/CKS. In addition, employee options and warrants to purchase shares of USWeb/CKS common stock were assumed by Whittman-Hart and became options to purchase approximately 34,010,426 shares of the Company's common stock and warrants to purchase approximately 2,058,700 shares of the Company's common stock. These amounts reflect an exchange ratio of 0.865 of a share of the Company's common stock for each share of USWeb/CKS common stock. This transaction was accounted for as a purchase business combination in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and, accordingly, the results of operations of USWeb/CKS have been included in the Company's financial statements from March 1, 2000.

      The total consideration for the transaction was valued at approximately $7.1 billion as of February 29, 2000, which includes the value of Company common stock issued in the merger, options and warrants assumed by the Company, and other direct acquisition costs.

      The purchase price was preliminarily allocated to the following (in thousands):

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
                                                          =============

      The above intangible asset amounts are being amortized over their estimated useful lives of 3 to 5 years. The following unaudited pro forma financial information presents the combined results of operations of the Company and USWeb/CKS as if the acquisition had occurred as of the beginning of fiscal 2000 and 1999, after giving effect to certain adjustments, including amortization of goodwill, and related income tax effects. The pro forma financial information does not reflect the results of operations that would have occurred had the Company and USWeb/CKS constituted a single entity during such periods.

                                                                     Six months ended
                                                                       (unaudited)
                                                                      (in thousands)
                                                             June 30,                     June 30,
                                                                 2000                        1999
                                                        -------------                ------------
Revenue                                                 $     732,239                $    409,658
Net loss                                                $    (747,957)               $   (701,597)
Basic and diluted loss per share                        $       (6.10)               $      (5.89)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE DISCUSSION BELOW CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934) THAT ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO, THE COMPANY'S MANAGEMENT. THE COMPANY'S RESULTS, PERFORMANCE AND ACHIEVEMENTS IN 2000 AND BEYOND COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, ANY SUCH FORWARD-LOOKING STATEMENTS. SEE "CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 16.

OVERVIEW

      On March 1, 2000, the Company merged with USWeb/CKS. As a result of the merger, the Company's revenue and operating expenses increased substantially during the first quarter and in the current period, and the Company believes that such increases are likely to continue to increase in future periods as compared to pre-merger periods. This business combination was accounted for by the purchase method, and accordingly, the results of operations of USWeb/CKS have been included in the Company's financial statements and reflected in the Company's results of operations since March 1, 2000. Prior to the consummation of the merger on March 1, 2000, the Company filed a registration statement on Form S-4 on January 27, 2000, Registration No. 333-94565, which was declared effective by the Securities and Exchange Commission on February 20, 2000. This registration statement contains unaudited pro forma information for the combined company.

      marchFIRST is the new name for the company which was formerly known as Whittman-Hart, and reflects the merger of Whittman-Hart and USWeb/CKS, completed on March 1, 2000. As a leading information technology services company prior to the merger, Whittman-Hart provided technology-based e-Business solutions, including back office business systems integration, supply-chain management and business-to-business processes and technologies. USWeb/CKS was a leading provider of Internet professional services, with an emphasis on emerging e-commerce companies and the Fortune 500 business-to-consumer marketplace, and offered strong strategy and creative capabilities.

      marchFIRST, Inc. is now an Internet professional services firm that helps companies build business models, brands, systems and processes to capitalize on the opportunities created by the Internet and related computer and communications technologies. marchFIRST has more than 70 offices in 14 countries and employs more than 9,000 employees. The professional services provided by marchFIRST include business strategy and management consulting, creative branding and marketing, Web application design and development, packaged software implementation and integration, and Web and network infrastructure design and implementation. marchFIRST also provides integrated application hosting services and, through an affiliated company, provides access to venture capital and external funding sources. marchFIRST provides services to clients ranging from early-stage Internet start-up companies to Global 2000 companies, reflecting management's belief that the Internet has narrowed the range of technology needs among small, middle-market and global companies.

      The Company's revenues are generated primarily from professional fees, which are generally billed at a contracted hourly rate and are recognized as services are provided. marchFIRST's revenues are generated on both a time and materials and on a fixed-bid or fee-capped basis. Revenues from fixed bid arrangements are recognized by the percentage of completion method. Billable rates vary by service provided and geographic region. Historically, engagements were primarily billed on a time and material basis, but since the merger with USWeb/CKS, the Company has increased the percentage of its engagements that are based on a fixed price. These arrangements subject the Company to the risk of cost overruns; however, historically, such overruns have not been significant. The Company typically bills on a weekly basis to monitor client satisfaction and manage its outstanding accounts receivable balances. The Company's most significant cost is project cost of services, which consists of consultant salaries and benefits. Thus, the Company's financial performance is primarily based upon billing margin (billable hourly rate less the consultant's hourly cost) and personnel utilization rates (billable hours divided by paid hours).

      To date, the Company has been able to maintain its billing margins by offsetting increases in consultant salaries with increases in its hourly rates. Because most of the Company's engagements are billed on a time and materials basis, increases in its cost of services are generally passed along to the Company's clients and, accordingly, do not have a significant impact on the Company's financial results. In addition, the Company attempts to control expenses that are not passed through to its clients. Furthermore, profitability is improved by tying significant incentive compensation to achieving performance goals.

      The Company establishes standard billing guidelines based on the type of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. Over the last three years, the Company's average revenue per assignment hour has steadily increased. The growth in average revenue per assignment hour reflects a higher percentage of value-added services, such as strategic consulting, brand building, and other technical projects.

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

      Historically, the Company's revenue growth has been attributable to the addition of new clients and the growth of current client relationships at existing and new office locations supplemented by acquisitions. During the remainder of 2000, the Company intends to continue to achieve growth primarily through the addition of new clients and growth of current client relationships at both existing and new office locations.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of revenues:


                                                 Three Months Ended              Six Months Ended
                                             -------------------------        ----------------------
                                              June 30,        June 30,        June 30,     June 30,
                                                 2000             1999            2000         1999
                                             --------        ---------        --------     --------
Consolidated statement of operations data:
Revenues                                           100%            100%             100%         100%
Cost of services                                    51              56               51           56
                                                 -----          ------            -----        -----
   Gross profit                                     49              44               49           44
Costs and expenses:
   Selling and marketing                             7               6                7            6
   General and administrative                       31              27               30           27
   Stock compensation                                7               -                7            -
   Acquired in-process technology                    -               -                1            -
   Amortization of intangible assets                94               -               78            -
   Merger, branding and integration costs            8               1                6            2
                                                 -----          ------            -----        -----
   Total costs and expenses                        147              34              129           35
                                                 -----          ------            -----        -----

Income (loss) from operations                      (98)             10              (80)           9
Other income, net                                    1               1                1            2
                                                 -----          ------            -----        -----
Net income (loss) before provision
  for income taxes:                                (97)             11              (79)          11
Provision for income taxes                           3               5                3            5
                                                 -----          ------            -----        -----
Net income (loss)                                 (100)%             6%             (82)%          6%
                                                 ======         ======            ======       =====

      REVENUES. Revenues increased 228%, or $264.2 million, to $380.2 million for the three month period ended June 30, 2000, up from $116.0 million for the three month period ended June 30, 1999. Additionally, revenues increased 170%, or $382.9 million, to $607.6 million for the six month period ended June 30, 2000, up from $224.7 million for the six month period ended June 30, 1999. The increases during both the three and six month comparison periods were primarily attributable to the revenues of the former USWeb/CKS, which are combined with those of the former Whittman-Hart effective March 1, 2000. In the 1999 periods, reported revenues only include those of the former Whittman-Hart. The revenues recognized resulting from the former USWeb/CKS were $299.1 million for the six-month period ending June 30, 2000. The remaining increase in revenue was due to the addition of new clients and to the growth of current client relationships at existing and new office locations and to the acquisition of Fulcrum Solutions, Ltd. ("Fulcrum") in November 1999.

      Revenues from the Company's ten most significant clients as a percentage of total revenues increased to 15% for the three and six months ended June 30, 2000. This compares to 12% for both the three and six months ended June 30, 1999. The increase in revenue from the Company's ten most significant clients is attributable to revenues generated from clients of the former USWeb/CKS.

      GROSS PROFIT. Gross profit consists of revenues less cost of services, which includes consultant salaries and benefits and other incentives for employees engaged in delivering professional services. Gross profit for the three months ended June 30, 2000 grew 268% to $187.4 million from $50.9 million for the three months ended June 30, 1999. Gross profit for the six months ended June 30, 2000 grew 206% to $300.3 million from $98.0 million for the six months ended June 30, 1999. Gross profit as a percentage of revenues was 49% for both the three and six months ended June 30, 2000, and 44% for the same periods in 1999. The increase in gross profit for both the three and six month periods ending June 30, 2000 was largely attributable to higher gross profit margins on services provided by the former USWeb/CKS, acquired by the Company on March 1, 2000. Gross profit recognized subsequent to March 1, 2000 attributable to the former USWeb/CKS was $160.2 million. The remaining increase in gross profit was due to a change in the sales mix toward higher-end service offerings, the Company's established offices reaching critical mass, and the acquisition of Fulcrum in November 1999, partially offset by lower margins in recently opened offices.

      SELLING AND MARKETING EXPENSES. Selling and marketing expenses include the salaries, benefits, commissions, travel, entertainment and all other direct costs associated with the direct sales force as well as advertising, branding, and other marketing costs. During the six month period ended June 30, 2000, costs related to branding and marketing resulted primarily from the merger and integration of Whittman-Hart and USWeb/CKS. Accordingly, the costs were classified as merger and integration costs.

      Selling and marketing expenses for the three months ended June 30, 2000 increased approximately 268% to $25.9 million from $7.1 million for the three months ended June 30, 1999 and increased approximately 226% to $40.8 million from $12.5 million for the six months ended June 30, 2000. These increases were related to the period subsequent to March 1, 2000 and were largely attributable to additional sales and marketing personnel expenses resulting from the merger with USWeb/CKS. It was also due to increased efforts in the area of sales and marketing. As a percentage of revenues, selling expenses in the three and six month periods ending June 30, 2000 were 7%, compared to 6% in both the three and six month periods ending June 30, 1999.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, travel, outside professional fees and all other office and corporate costs, including recruiting costs. General and administrative expenses for the three months ended June 30, 2000 increased 274% to $116.4 million from $31.1 million for the three months ended June 30, 1999. General and administrative expenses for the six months ended June 30, 2000 increased 200% to $182.9 million, from $61.0 million for the six months ended June 30, 1999. The increase in general and administrative expenses was due to increased costs incurred subsequent to March 1, 2000 as a result of the merger. In the 1999 periods, reported general and administrative expenses only include those of the former Whittman-Hart. As a percentage of revenues, general and administrative expenses increased to 31% for the three month period ended June 30, 2000, compared to 27% for the three month period ended June 30, 1999, and increased to 30% for both the six month period ended June 30, 2000, compared to 27% for the six month period ended June 30, 1999. The increase in general and administrative expenses as a percentage of revenues for both the three- and six- month periods resulted largely from duplicative administrative functions during the integration of the two companies. The Company expects decreases in general and administrative expenses as a percentage of revenues as the Company continues its integration efforts.

      ACQUIRED IN-PROCESS TECHNOLOGY. Acquired in-process technology expenses resulted from the Company's March 1, 2000 merger with USWeb/CKS and totaled $4.8 million for the six month period ended June 30, 2000. Acquired in-process technology represents purchased technology that had not reached the stage of technological feasibility as of the merger and had no alternative future use. Accordingly, such amounts were charged to operations in March 2000 when the Company acquired the technology.

      STOCK COMPENSATION. Stock compensation resulted principally from certain stock compensation arrangements assumed when the Company merged with USWeb/CKS. The expense resulted primarily from stock bonuses awarded to employees of companies previously acquired by USWeb/CKS, prior to March 1, 2000, as well as from options granted by USWeb/CKS with exercise prices below the fair value of the common stock on the date of grant. Such expense is recognized ratably over the vesting period, which is generally three to four years. Stock compensation expense totaled $26.7 million during the three months ended June 30, 2000 and $42.0 million during the six months ended June 30, 2000, and related principally to stock compensation arrangements entered into by the former USWeb/CKS prior to March 1, 2000. The Company did not incur stock compensation expense in the three- or six- month periods ended June 30, 1999. The Company expects to continue to incur similar stock compensation expense during the remainder of 2000 as a result of these existing agreements.

      AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets consists primarily of amortization of purchased technology, workforce in place, and goodwill resulting from acquisitions, substantially all of which arose from the Company's acquisition of USWeb/CKS. Amortization of intangible assets totaled $355.9 million in the three months ended June 30, 2000 and $474.2 million in the six months ended June 30, 2000 and included amortization of intangible assets capitalized as a result of the merger with USWeb/CKS. Amortization of intangible assets for the three months ended June 30, 1999 totaled $0.1 million and $0.2 for the six months ended June 30, 1999. The Company will continue to amortize its intangible assets related to the merger with USWeb/CKS during the next five years and expects amortization expense related to intangible assets to approximate $1.4 billion annually during that five year period.

      MERGER BRANDING AND INTEGRATION COSTS. Merger, branding and integration costs includes legal, accounting, other transaction-related fees and expenses, and severance payments and costs directly related to integrating acquired companies, primarily USWeb/CKS. Also included in merger, branding and integration costs in the three and six month periods ended June 30, 2000 were expenses related to the creation, launch and promotion of the Company's new brand.

      Merger, branding and integration costs were $29.0 million for the three months ended June 30, 2000 and $1.6 million for the three months ended June 30, 1999. Merger, branding and integration costs were $35.9 million for the six months ended June 30, 2000 and $4.3 million for the six months ended June 30, 1999. As a percentage of revenue, merger, branding and integration costs accounted for 8% of revenues for the three months ended June 30, 2000, and 1% for the three months ended June 30, 1999; 6% for the six months ended June 30, 2000 and 2% for the six months ended June 30, 1999. During the three and six month periods ended June 30, 2000, the increase in merger, branding and integration costs related to the Company's merger with USWeb/CKS on March 1, 2000. In the first half of 1999, merger and integration costs related to the Company's acquisition of Waterfield in March 1999 and POV Partners Inc. in May 1999. The Company anticipates that merger branding and integration costs related to the merger with USWeb/CKS will total approximately $80 million in 2000.

      OPERATING INCOME (LOSS) FROM OPERATIONS. Operating income (loss) from operations decreased $377.4 million to a loss of $366.5 million for the three months ended June 30, 2000, down from operating income of $11.0 million in the three months ended June 30, 1999. Operating income (loss) also decreased $500.2 million to a loss of $480.2 million for the six months ended June 30, 2000, down from operating income of $20.0 million in the six months ended June 30, 1999. The increased operating loss is due principally to expenses associated with the amortization of intangible assets, stock compensation expense and merger and integration costs associated with the merger with USWeb/CKS.

      OTHER INCOME, NET. Other income, net increased 114% to $3.5 million for the three months ended June 30, 2000, from $1.6 million for the three months ended June 30, 1999. Other income, net also increased 103% to $6.9 million for the six months ended June 30, 2000 from $3.4 million for the six months ended June 30, 1999. The three and six month periods ended June 30, 2000 included increased interest income on investments related to the net proceeds of $98.2 million from the Company's issuance of common stock to Novell, Inc. in November 1999 and the cash acquired from the acquisition of USWeb/CKS.

      INCOME TAXES. For the three and six months ended June 30, 2000, the provision for income taxes represents U.S. federal, foreign and state taxes accrued for marchFIRST and subsidiaries. The tax expense represents taxes related to foreign jurisdictions and the effect of certain items affecting taxable income that do not affect the provision for income taxes. For the three and six months ended June 30, 1999, the provision for income taxes represents the actual provision for income taxes of Whittman-Hart prior to its merger with USWeb/CKS.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2000, the Company had approximately $312.9 million of cash and cash equivalents, and short-term and long-term investments compared to $284.3 million at December 31, 1999. Long-term investments at June 30, 2000 included $97.1 million in non-marketable equity securities and $39.4 million in marketable equity securities. During the six months ended June 30, 2000 the Company's cash and cash equivalents as well as short and long term investments increased $28.6 million resulting primarily from cash acquired from its merger with USWeb/CKS. Prior to its merger with USWeb/CKS, the Company's primary source of liquidity has been cash provided through equity offerings and cash from operations.

      As of June 30, 2000, marchFIRST had a loan agreement for up to $10.0 million of unsecured credit with interest, at the Company's option, at LIBOR plus 1.5% or the lender's prime rate. There were no borrowings under this loan agreement as of June 30, 2000. On April 30, 2000, the above loan agreement was extended to April 30, 2001, and the available amount of borrowings was increased to $20.0 million. In connection with the Company's merger with USWeb/CKS, the Company assumed two revolving credit lines with a maximum borrowing capacity of $35 million, of which approximately $16.9 million was outstanding as of June 30, 2000. The credit agreements are scheduled to expire on August 31, 2000.

      Net cash used in operating activities was $94.9 million during the six-month period ended June 30, 2000. The use of cash during the three months ended June 30, 2000 was due to several factors, including increases in accounts receivable resulting from revenue growth and slightly slower collection of cash since the merger of USWeb/CKS and Whittman-Hart. During the six months ended June 30, 1999, operating activities provided $10.5 million due primarily to net income generated during the period.

      Capital expenditures of $39.3 million and $10.7 million for the six month periods ended June 30, 2000 and 1999, respectively, consisted primarily of real estate, computer equipment and software and office furniture and equipment to support the growth and expansion of the Company.

      During the remainder of 2000, marchFIRST expects to make similar types of expenditures relating to the expansion of offices and the improvement of information systems. The Company also expects to make expenditures of approximately $50.0 million in 2000 related to the expansion of marchFIRST's new Chicago facility, which will house marchFIRST's education center, the Chicago office, and its corporate headquarters. Total capital expenditures for marchFIRST during 2000 are expected to approximate $100.0 million.

      During the six-month period ended June 30, 2000, the Company invested $83.5 million in non-marketable equity securities consisting primarily of an investment in Bluevector L.L.C. ("Bluevector"). On March 1, 2000, when the merger closed, the Company announced the formation of a venture capital organization, Bluevector. Bluevector provides marchFIRST with access to venture capital for its clients. Bluevector is managed by investment banking professionals and plans to invest in wireless, broadband and technology infrastructure companies and technology start-ups. The venture capital organization, in addition to receiving capital, will also gain access to financial advisory services from Bluevector and business strategy and branding and technology support services from marchFIRST. The Company expects to invest a total of approximately $100.0 million in Bluevector and will eventually hold a slightly lower than 50% interest in the venture. During the six months ended June 30, 2000, the Company contributed $49.8 million of cash and transferred $23.7 million of non-marketable equity securities to Bluevector. The investment in Bluevector is being accounted for using the equity method of accounting.

      The Company purchased 3.0 million shares of its common stock to be held as treasury stock during the second quarter of 2000 at a cost of $65.1 million. The treasury stock is intended for issuance of shares under the Company's employee stock option and employee stock purchase plan.

      During the three-month periods ended June 30, 2000 and June 30, 1999, $46.3 million and $7.6 million, respectively, of cash was provided by the exercise of stock options and the purchase of common stock through the Company's employee stock purchase plan.

      On April 26, 2000, the Company entered into an operating lease agreement which engaged Bank One Capital Markets, Inc. as administrative agent to structure, arrange and syndicate a $93 million lease facility. The financing will be utilized to develop previously acquired property into the new corporate headquarters of marchFIRST. Included as part of this lease facility is the financing for construction of a parking facility. The lease agreement provides a construction period of up to 27 months. Upon completion of the structures, the five-year lease term will commence. The Company's lease obligation is dependent upon the ultimate cost of the facility. The lease contains certain restrictive covenants related to change in control and also various financial covenants. In addition, the Company has the option to renew the lease at the end of the term or purchase the lessor's interest in the property.

      The Company anticipates its current cash resources, together with existing sources of liquidity and funds generated from operations, will provide adequate cash to fund the Company's anticipated cash needs at least through the next 12 months as well as its long term liquidity needs.

STRATEGIC ALLIANCES

      As a result of the Company's merger with USWeb/CKS, the Company renegotiated its strategic alliance with Microsoft Corporation effective April 1, 2000. The alliance was formed to assist in the development of the Internet framework ("iFrame"), a standardized architecture for developing integrated e-business solutions. Under the terms of the renegotiated alliance agreement, Microsoft has agreed to pay the Company a total of $58.0 million for certain system and methodology development initiatives. As of June 30, 2000, Microsoft has paid the Company $33.8 million related to these initiatives, with the remainder to be paid by the end of 2000. Under the terms of the renegotiated alliance agreement, the Company recognized as revenue $14.1 million of the $33.8 million during the second quarter of 2000. In addition, $12.2 million of the $33.8 million payment is recorded as deferred revenue at June 30, 2000. Also, Microsoft will provide a joint technology application services lab to assist in such development and will provide certain other funding including a joint marketing fund. As part of the original alliance agreement, Microsoft purchased, for $15.0 million, a warrant allowing Microsoft to acquire shares of USWeb/CKS common stock. This warrant was assumed by Whittman-Hart and became a warrant to purchase up to 865,000 shares of marchFIRST common stock at an exercise price of $31.90 per share, which represented the fair value of the Company's common stock at the date of the alliance. The warrant is exercisable anytime prior to its expiration in September 2004. Should the Company be successful in developing iFrame and its associated applications, the Company will pay to Microsoft a royalty at a variable rate of certain revenues, if any, from July 2001 until the earlier of December 31, 2007 or when the aggregate royalty paid totals $107.7 million.

Finally, in connection with the renegotiated agreement, Microsoft agreed to loan the Company $12.0 million on an interest free basis. This loan shall be due and payable in four equal installments of $3.0 million each beginning on December 31, 2002 and ending June 30, 2004.

ACQUISITIONS

      On March 1, 2000, the Company and USWeb/CKS completed a merger. Under the terms of the merger agreement, approximately 82,431,300 shares of Whittman-Hart common stock were exchanged for all the outstanding common stock of USWeb/CKS. In addition, employee options and warrants to purchase shares of USWeb/CKS common stock were assumed by Whittman-Hart and became options to purchase approximately 34,010,426 shares of the Company's common stock and warrants to purchase approximately 2,058,700 shares of the Company's common stock. These amounts reflect an exchange ratio of 0.865 of a share of Whittman-Hart common stock for each share of USWeb/CKS common stock. This transaction was accounted for as a purchase business combination in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." The total consideration for the transaction was valued at approximately $7.1 billion, which includes the value of common stock issued in the merger, options and warrants, and other direct acquisition costs.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

      Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, is effective for financial statements for fiscal years beginning after June 15, 2000, but may be adopted in earlier periods. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company does not believe that SFAS No. 133 will have a significant impact on its financial statements.

      Financial Accounting Standards Board Interpretation "FIN" No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25, is effective for financial statements beginning after July 1, 2000. The company does not believe FIN No. 44 will have a significant impact on its financial statements.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, as amended, which is effective no later than the fourth quarter of fiscal 2000. The Company is in the process of determining the impact of this accounting pronouncement on its results of operations, financial position and cash flows.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Form 10-Q contains certain forward-looking statements that reflect marchFIRST's current expectations about its future operating results, performance, and opportunities that involve substantial risks and uncertainties. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "plan," "intend," and "expect," and similar expressions, as they relate to marchFIRST or its management, are intended to and generally identify such forward-looking statements. These forward-looking statements are based on information currently available to marchFIRST and are subject to a number of risks, uncertainties, and other factors that could cause marchFIRST's actual results, performance, prospects, and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, integration and other risks related to the merger with USWeb/CKS, difficulties in attracting and retaining highly skilled employees, marchFIRST's ability to manage rapid growth and expansion into new geographic areas and service lines, marchFIRST's ability to manage the risk associated with client projects, and risks related to possible acquisitions. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for further description of factors that could affect the Company's operating results, performance and opportunities. Except as required by the Federal Securities law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or for any other reason.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At June 30, 2000, the Company maintained investments in marketable securities. The securities are classified as available for sale on the consolidated balance sheet and reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of applicable deferred income taxes. As of June 30, 2000, the fair value of the Company's marketable securities portfolio was $209.9 million, all of which was invested in equity and debt securities.

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

      INTEREST RATE RISK. The Company's exposure to interest rate risks results primarily from its short-term investments. To minimize exposure to interest rate risks, the Company invests predominately in instruments that are highly liquid, are of investment grade and generally have maturities of less than one year. The Company intends to make such funds readily available for operating purposes. At June 30, 2000, the Company had investments with maturities and weighted-average interest rates as follows (in thousands):

                                                                  Maturities
                                                            2000              2001
                                                         -------           -------
                  Balance                                $37,036           $11,841
                  Interest Rate                             5.8%              5.3%

      FOREIGN CURRENCY RISKS. As of June 30, 2000, the Company had operating subsidiaries located in several countries including the United Kingdom, Germany, France, Canada, Switzerland, Spain, Australia, and South Africa. These subsidiaries operate primarily in the functional currency of their individual countries. As a result, the Company does not have exposure to significant foreign currency risk related to the ongoing operations of these subsidiaries.

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following summarizes the votes of the Annual Meeting of the Company's stockholders held on May 24, 2000:

Matter
------

Election of two directors of the first class to the Company's Board of Directors.

                       For       Against   Abstentions    Broker Non-Votes
                   -----------   --------  -----------    ----------------
Mark D. Kvamme     113,089,694   387,844       0                 0
Joseph Marengi     113,089,694   387,844       0                 0

Matter
------

Approval of the marchFIRST, Inc. Amended and Restated Employee Stock Purchase Plan.

                 For       Against    Abstentions    Broker Non-Votes
             -----------  ---------   -----------    ----------------
             111,164,318  1,795,612    517,607             0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

10.1 Operating Lease Agreement between the Company and Bank One Capital Markets, Inc. as Administrative Agent.

10.2  Indemnification Agreement between marchFIRST, Inc. and Indemnitee.

(a)   Exhibits
      (27.1)   Financial Data Schedule
      (27.2)   Financial Data Schedule (restated)

(b) No reports on Form 8-K were filed during the three month period ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      marchFIRST, Inc.

Date:      August 14, 2000      By:   /s/ Robert F. Bernard
         -----------------            ---------------------
                                          Robert F. Bernard
                                          Chairman of the Board

Date:      August 14, 2000      By:   /s/ Bert B. Young
         -----------------            -----------------
                                          Bert B. Young
                                          Chief Financial Officer and Treasurer