Form 10-Q/A
period 2000-06-30
MARCHFIRST INC
filed 2000-08-21
CIK 1009403

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q/A

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

                           EXPLANATION OF AMENDMENT

     The purpose of this amendment is to correct the classification of certain trade receivables disclosed in Note 2. of the Notes to the Consolidated Financial Statements.

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

      NOTE 2.  BALANCE SHEET COMPONENTS (in thousands)

                                                                        June 30,     December 31,
                                                                            2000             1999
                                                                 ---------------    -------------
         Trade accounts receivable, net:
           Accounts receivable                                   $       373,476    $      83,308
           Media and other pass through costs                             40,371            4,916
           Unbilled revenues                                              69,831            6,004
           Less:  Allowance for doubtful accounts                        (20,777)          (3,519)
                                                                  --------------    -------------
                                                                 $       462,901    $      90,709
                                                                 ===============    =============
         Intangible assets, net:
           Workforce in place                                    $       139,702    $      12,602
           Goodwill                                                    6,698,368           15,640
           Customer lists                                                 50,360            1,260
           Purchased technology                                           18,600                -
                                                                 ---------------    -------------
                                                                 $     6,907,030    $      29,502
           Less:  Accumulated amortization                              (472,601)            (252)
                                                                 ---------------    -------------
                                                                 $     6,434,429    $      29,250
                                                                 ===============    =============
         Accrued expenses and other liabilities:
           Professional fees                                     $         1,217    $         980
           Merger and related costs                                      102,440                -
           Other                                                          39,969           12,893
                                                                 ---------------    -------------
                                                                 $       143,626    $      13,873
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


                                      marchFIRST, Inc.

Date:      August 21, 2000      By:   /s/ Robert F. Bernard
         -----------------            ---------------------
                                          Robert F. Bernard
                                          Chairman of the Board

Date:      August 21, 2000      By:   /s/ Bert B. Young
         -----------------            -----------------
                                          Bert B. Young
                                          Chief Financial Officer and Treasurer