Form 10-Q
period 2000-09-30
MARCHFIRST INC
filed 2000-11-20
CIK 1009403

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 0-28166

marchFIRST, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3797833 (IRS Employer Identification No.)

311 South Wacker Drive, Suite 3500, Chicago, Illinois 60606-6618
(Address of principal executive offices, including Zip Code)

(312) 922-9200
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

As of October 31, 2000, there were 155,284,971 shares of common stock of the registrant outstanding.

marchFIRST, Inc.

FORM 10-Q

Quarter ended September 30, 2000

TABLE OF CONTENTS

		Page
PART I: FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and September 30, 1999	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and September 30, 1999	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
PART II: OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 6.	Exhibits and Reports on Form 8-K	22
SIGNATURES		23

marchFIRST, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2000	December 31, 1999
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108,725	$147,816
Short-term investments	11,427	80,424
Trade accounts receivable, net of allowance for doubtful accounts	409,071	90,709
Prepaid expenses and other current assets	53,874	11,542
Deferred income taxes, net	—	1,956

Total current assets	583,097	332,447

Property and equipment	217,276	84,350
Less accumulated depreciation and amortization	(59,994)	(16,331)

Property and equipment, net	157,282	68,019
Long-term investments	142,936	56,095
Deferred income taxes, net	—	16,896
Intangible assets, net	6,072,947	29,250
Other assets	27,249	1,501

Total assets	$6,983,511	$504,208

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,785	$5,469
Accrued compensation and related costs	111,026	28,290
Accrued expenses and other liabilities	128,155	15,738
Deferred revenue	37,452	57
Current maturities of long-term debt	16,499	—

Total current liabilities	338,917	49,554

Deferred income taxes, net	45,717	—
Long-term debt, less current maturities	6,000	—
Other liabilities	8,803	—

Total liabilities	399,437	49,554

Stockholders' equity:
Common stock, $.001 par value; 500,000 shares authorized, 153,985 and 61,934 shares issued and outstanding at September 30, 2000, and December 31, 1999, respectively	154	62
Additional paid-in capital	7,545,637	387,308
Retained earnings (deficit)	(861,035)	67,490
Accumulated other comprehensive loss	(35,666)	(206)
Treasury stock, at cost; 3,000 shares held at September 30, 2000	(65,016)	—

Total stockholders' equity	6,584,074	454,654

Total liabilities and stockholders' equity	$6,983,511	$504,208

See accompanying notes to condensed consolidated financial statements.

marchFIRST, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Revenues	$369,351	$123,211	$976,947	$347,901
Cost of services	192,723	68,564	500,030	195,264

Gross profit	176,628	54,647	476,917	152,637

Costs and expenses:
Selling and marketing	24,320	7,871	65,094	20,370
General and administrative	149,796	32,422	332,652	93,431
Stock compensation	21,076	—	63,046	1,090
Acquired in process technology	—	—	4,800	—
Amortization of intangible assets	356,827	90	831,004	270
Merger, branding and integration costs	64,075	407	99,969	3,604

Total costs and expenses	616,094	40,790	1,396,565	118,765

Income (loss) from operations	(439,466)	13,857	(919,648)	33,872
Other income, net	820	1,881	7,676	5,257

Net income (loss) before provision for income taxes	(438,646)	15,738	(911,972)	39,129
Provision (benefit) for income taxes	(1,897)	6,763	16,553	17,196

Net income (loss)	$(436,749)	$8,975	$(928,525)	$21,933

Basic earnings (loss) per share	$(2.86)	$0.16	$(6.87)	$0.39

Diluted earnings (loss) per share	$(2.86)	$0.14	$(6.87)	$0.35

Basic weighted average number of common shares outstanding	152,732	56,437	135,101	55,571

Diluted weighted average number of common shares outstanding	152,732	62,213	135,101	62,104

See accompanying notes to condensed consolidated financial statements.

marchFIRST, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2000	1999
Cash flows from operating activities:
Net income (loss)	$(928,525)	$21,933
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	19,879	4,144
Amortization of intangible assets	831,004	90
Provision for doubtful accounts	41,159	1,132
Provision for billing adjustments	8,890	—
Write-off of fixed asset impairment	11,227	—
Equity loss in unconsolidated subsidiaires	1,103	—
Tax benefit of stock options	9,247	16,359
Acquired in-process technology	4,800	—
Stock compensation expense	63,046	1,090
Changes in assets and liabilities, net of acquisition:
Trade accounts receivable, net	(147,522)	(19,579)
Prepaid expenses and other current assets	(12,622)	(4,227)
Other assets	(23,127)	—
Accounts payable	8,022	(395)
Accrued compensation and related costs	41,062	9,343
Accrued expenses and other liabilities	8,269	(1,829)
Deferred revenue	(27,391)	—
Other, net	11,684	(1,275)

Net cash provided by (used in) operating activities	(79,795)	26,786

Cash flows from investing activities:
Purchases of short-term investments	(52,753)	(97,170)
Sales and maturities of short-term investments	207,265	103,106
Investments in equity securities	(95,822)	—
Cash acquired in acquistion	162,102	—
Cash paid for acquistion costs	(79,780)	—
Purchases of property and equipment, net	(93,143)	(30,962)

Net cash provided by (used in) investing activities	47,869	(25,026)

Cash flows from financing activities:
Proceeds from line of credit	26,000	(1,494)
Payments on line of credit	(26,000)	—
Proceeds from exercise of stock options	49,300	22,348
Proceeds from issuance of common stock under the employee stock purchase plan	13,900	2,058
Purchase of treasury stock	(65,016)	—
Partnership capital distributions	—	(1,685)

Net cash provided by (used in) financing activities	(1,816)	21,227

Effect of foreign exchange rate changes on cash	(5,349)	—

Net increase (decrease) in cash and cash equivalents	(39,091)	22,987
Cash and cash equivalents at beginning of period	147,816	50,602

Cash and cash equivalents at end of period	$108,725	$73,589

Supplemental disclosures of cash flow information:
Interest paid	$604	$25
Income taxes paid	308	2,479
Supplemental disclosures of non-cash investing activity:
Common stock issued for acquisition	$5,286,615	—
Transfer of nonmarketable equity securities to Blue Vector	28,557	—

See accompanying notes to condensed consolidated financial statements.

marchFIRST, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share data)
(Unaudited)

Note 1.  Summary of Significant Accounting Policies

  Basis of Presentation

    The accompanying unaudited interim condensed consolidated financial statements of marchFIRST, Inc. ("marchFIRST" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein includes all adjustments, which are, in the opinion of management, necessary for a fair presentation of results for these interim periods. All such adjustments are of a normal recurring nature, except for the adjustments relating to the acquisition discussed in Note 6. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

    These financial statements should be read in conjunction with the Company's historical audited consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Annual Report on Form 10-K filed by the Company with the SEC.

  New Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended, which is effective no later than the fourth quarter of fiscal 2000. The impact of this SAB was not significant on the Company's results of operations and financial position.

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

Note 2.  Accounts Receivable

	September 30, 2000	December 31, 1999
	(in thousands)
Trade accounts receivable, net:
Accounts receivable (including passthrough receivables)	$411,458	$88,224
Unbilled receivables	79,331	6,004
Less: Allowance for doubtful accounts	(81,718)	(3,519)

	$409,071	$90,709

Note 3.  Comprehensive Income (Loss)

    Comprehensive income (loss) includes changes in the balances of items that are reported directly as a separate component of stockholders' equity in the condensed consolidated balance sheets. marchFIRST's comprehensive income (loss) consists of the net unrealized gain (loss) on marketable securities and foreign currency translation adjustments. The components of comprehensive income (loss) for the three and nine months ended September 30, 2000 and 1999 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Net income (loss)	$(436,749)	$8,975	$(928,525)	$21,933
Net unrealized gain (loss) on marketable securities	(25,858)	7	(32,311)	(47)
Foreign currency translation adjustments	(1,129)	(19)	(3,149)	55

Comprehensive income (loss)	$(463,736)	$8,963	$(963,986)	$21,941

Note 4.  Investments

    On March 1, 2000, the Company announced the formation of a venture capital organization, Blue Vector LLC ("Blue Vector"). Blue Vector invests in the technology industry and also provides financial advisory, business strategy and branding services to its clients. During the nine months ended September 30, 2000, the Company contributed $49.8 million of cash and $28.6 million of nonmarketable equity securities to Blue Vector. The investment is classified as a long-term investment and is being accounted for using the equity method of accounting. At September 30, 2000, the Company's investment in Blue Vector was $72.6 million, representing a 50% equity interest. The recorded investment includes an amount representing the unamortized difference between the cost of the investment and the Company's percentage ownership interest in the net assets of Blue Vector of $33.0 million, which is being amortized over a five-year period. During the three- and nine-month periods ended September 30, 2000, this amortization was $1.9 million and $4.7 million, respectively. Also, during the three- and nine-month periods ended September 30, 2000, the Company recorded its equity in the loss of this affiliate of $0.9 million and $1.1 million, respectively, which is reported in other income, net, on the Company's condensed consolidated statements of operations.

    In addition, long-term investments includes $47.5 million of other nonmarketable equity securities investments, and $22.8 million of marketable equity securities.

Note 5.  Stockholders' Equity

    During the nine-month period ended September 30, 2000, the Company purchased 3,000,000 shares of its common stock to be held as treasury stock at a total cost of $65.0 million. The treasury stock is held for issuance under the Company's employee stock option and employee stock purchase plans.

Note 6.  Business Combinations

    On March 1, 2000, the Company (formerly known as Whittman-Hart, Inc.), and USWeb/CKS completed a merger. Under the terms of the merger agreement, 82,431,300 shares of Company common stock were exchanged for all the outstanding common stock of USWeb/CKS. In addition, employee stock options and warrants to purchase shares of USWeb/CKS common stock were assumed by Whittman-Hart and became options and warrants to purchase 34,010,426 shares and 2,058,700 shares of the Company's common stock, respectively. These amounts reflect an exchange ratio of 0.865 of a share of the Company's common stock for each share of USWeb/CKS common stock. This transaction was accounted for as a purchase business combination in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and, accordingly, the results of operations of USWeb/CKS have been included in the Company's financial statements from March 1, 2000.

    The total consideration for the transaction was valued at approximately $7.1 billion as of February 29, 2000, and includes the value of Company common stock issued in the merger, options and warrants assumed by the Company, and other direct acquisition costs.

    The purchase price was preliminarily allocated to the following (in thousands):

Fair value of assets acquired and liabilities assumed	$215,157
Workforce in place	127,100
Existing and in-process technology	18,600
Customer list	49,100
Goodwill	6,670,381

Total	$7,080,338

    The intangible asset amounts included above are being amortized over their estimated useful lives of 3 to 5 years. The following unaudited pro forma financial information presents the combined results of operations of the Company and USWeb/CKS as if the acquisition had occurred as of the beginning of fiscal 2000 and 1999, after giving effect to certain adjustments, including amortization of goodwill, and related income tax effects. The pro forma financial information does not reflect the results of operations that would have occurred had the Company and USWeb/CKS constituted a single entity during such periods.

	Nine months ended September 30,
	(unaudited) (in thousands)
Pro Forma	2000	1999
Revenue	$1,077,125	$793,86
Net loss	$(1,222,737)	$(1,020,542)
Basic and diluted loss per share	$(7.98)	$(7.40)

    As part of the merger transaction, the Company assumed certain liabilities for costs to exit certain activities of USWeb/CKS that were included as part of the purchase price allocation. The remaining costs to exit activities of the former USWeb/CKS and the costs to exit activities of the Company were charged to merger, branding and integration costs on the Company's condensed consolidated statements of operations. Merger, branding and integration costs also include certain costs that were incurred in the current period.

    A summary of amounts assumed and accrued as of September 30, 2000 for certain exit activities of the former USWeb/CKS and the related utilization of these accruals are as follows (in thousands):

	Assumed Liabilities	Utilized	Accrual Balance at September 30, 2000
Involuntary employee termination costs	$9,823	$7,687	$2,136
Lease termination and sublease costs	11,700	663	11,037

	$21,523	$8,350	$13,173

    The following table shows the details of costs to exit certain activities accrued and charged to merger, branding and integration costs during the nine-month period ended September 30, 2000.

	Initial Charge Incurred	Utilized	Accrual Balance at September 30, 2000
Involuntary employee termination costs	$4,550	$4,550	$—
Lease termination and sublease costs	4,900	—	4,900

	$9,450	$4,550	$4,900

Note 7—Related Party Transactions

    In September 2000, the Company funded $19.9 million of nonmarketable equity investments and convertible notes of its majority-owned subsidiary, BV Strategic Partners, as partial consideration for its ownership interest. From the proceeds of these investments, certain of these indirect investees of the Company remitted a total of $19.8 million back to the Company to repay accounts receivable. During the three- and nine-month periods ended September 30, 2000, the Company recorded $24.2 million and $30.4 million, respectively, of revenue from companies in which BV Strategic Partners owns nonmarketable equity securities and convertible notes. At September 30, 2000 the Company has accounts receivable of $11.2 million from these indirect equity investees.

    During the three- and nine-month periods ended September 30, 2000, the Company recorded revenue of $20.1 million and $46.7 million, respectively, from companies in which Blue Vector owns nonmarketable equity securities. At September 30, the Company has accounts receivable of $16.9 million from these indirect equity investees.

    At September 30, 2000, the Company owned 1,666,667 shares of common stock and 2,000,000 of preferred stock of divine interVentures, Inc. ("Divine"). In addition, an officer of the Company is a member of the Board of Directors of Divine. During the three- and nine-month periods ended September 30, 2000, the Company recognized revenue of $0.8 million and $4.2 million, respectively, from Divine. At September 30, 2000 the Company has accounts receivable from Divine of $0.4 million.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of management of marchFIRST, Inc. (including its subsidiaries, the "Company" or "marchFIRST,") as well as assumptions made by, and information currently available to, the Company's management. The Company's results, performance and achievements in 2000 and beyond could differ materially from those expressed in, or implied by, any such forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements" on page 21.

Overview

    On March 1, 2000, the Company merged (formerly named Whittman-Hart, Inc.) with USWeb Corporation ("USWeb/CKS"), with USWeb/CKS becoming a wholly-owned subsidiary of the Company and the Company subsequently being renamed "marchFIRST, Inc." As a result of the merger, the Company's revenue and operating expenses have increased substantially in subsequent periods, and the Company believes that such increases are likely to continue in future periods as compared to pre-merger periods. This business combination was accounted for by the purchase method, and accordingly, the results of operations of USWeb/CKS have been included in the Company's financial statements and reflected in the Company's results of operations since March 1, 2000. Prior to the consummation of the merger on March 1, 2000, the Company filed a registration statement on Form S-4 on January 27, 2000, Registration No. 333-94565, which was declared effective by the Securities and Exchange Commission on February 20, 2000. This registration statement contains unaudited pro forma information for the combined company.

    Prior to the merger, Whittman-Hart was a leading information technology services company, providing e-business solutions including back-office business systems integration, supply-chain management and business-to-business processes and technologies. USWeb/CKS was a leading provider of Internet professional services, with an emphasis on emerging e-commerce companies and the Fortune 500 business-to-consumer marketplace, and offered strong strategy and brand building capabilities.

    marchFIRST, Inc. is a leading global professional services firm that helps companies build innovative business models, brands, systems and processes to capitalize on the opportunities created by the Internet and related computer and communications technologies. The Company's professional services include brand strategy, e-strategy, B2B commerce, operational effectiveness and performance improvement, brand strategy and development, user experience, digital design and development, online/ offline advertising, advanced planning and scheduling, logistics and order management, warehouse management, data warehousing, mining and analysis, employee self-service, network architecture and implementation, security, ERP/package software installation and integration, and custom Web and software development. As of September 30, 2000 marchFIRST has more than 68 offices in 14 countries worldwide and employs approximately 9,500 people. On November 13, 2000 the Company announced the termination of approximately 1,000 employees.

    marchFIRST provides these services to clients ranging from middle-market organizations that want to transform their market and become the category leader, to Global 3000 companies that want to leverage their brand strength to create new markets, and to emerging companies that are changing the face of business.

    The Company's revenues are generated primarily from professional fees, which are billed on both a time and materials and a fixed-bid or fee-capped basis. Revenues from arrangements billed on a time and materials basis are recognized as services are provided. Revenues from fixed bid arrangements are recognized using the percentage of completion method. Historically, engagements were primarily billed on a time and materials basis, but since the merger with USWeb/CKS, the Company has increased the percentage of revenue derived from fixed-price engagements. These arrangements subject the Company to the risk of cost overruns. The Company's most significant cost, excluding amortization of intangible assets, is cost of services, which consists of salaries, benefits and incentive compensation of employees engaged in the delivery of professional services.

    With respect to the Company's engagements that are billed on a time and materials basis, increases in the cost of services are generally passed along to the Company's clients and, accordingly, do not have a significant impact on the Company's financial results. However, for engagements that are billed on a fixed price basis, increases in the cost of services provided would have a negative impact on the Company's billing margin and the financial results. Billable rates vary by service provided and geographic region. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines.

    The Company manages its personnel utilization by monitoring project requirements and timetables. The number of resources assigned to a project will vary according to the size, complexity, duration and demands of the project. Project terminations, completions and scheduling delays may result in periods in which the Company's billable employees are not fully utilized. An unanticipated termination of a project could result in a higher than expected number of unassigned employees or, if the Company were to terminate such employees, increased severance expenses. Although the number of the Company's employees can be adjusted to correspond to the number of active projects, marchFIRST must maintain a sufficient number of senior level professional services staff to oversee existing client projects and assist the Company's sales force in securing new client assignments. The Company's merger with USWeb/CKS approximately doubled the number of professionals employed by the Company.

Results of Operations

    The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Consolidated statement of operations data:
Revenues	100%	100%	100%	100%
Cost of services	52	56	51	56

Gross profit	48	44	49	44
Costs and expenses:
Selling and marketing	7	6	7	6
General and administrative	41	26	34	27
Stock compensation	6	—	6	—
Amortization of intangible assets	97	—	85	—
Merger, branding and integration costs	17	1	10	1

Total costs and expenses	168	33	142	34

Income (loss) from operations	(120)	11	(93)	10
Other income, net	—	2	1	1

Net income (loss) before provision for income taxes:	(120)	13	(94)	11
Provision (benefit) for income taxes	(1)	6	1	5

Net income (loss)	(119)%	7%	(95)%	6%

    Revenues.  Revenues increased 200%, or $246.1 million, to $369.4 million for the three-month period ended September 30, 2000, up from $123.3 million for the three-month period ended September 30, 1999. Additionally, revenues increased 181%, or $629.0 million, to $976.9 million for the nine-month period ended September 30, 2000, from $347.9 million for the nine-month period ended September 30, 1999. The increases during both the three- and nine-month comparison periods were primarily attributable to the revenues of the former USWeb/CKS, which are combined with those of the former Whittman-Hart effective March 1, 2000. In the 1999 periods, reported revenues only include those of the former Whittman-Hart. However, overall market demand for Internet professional services declined during the third quarter of 2000, and marchFIRST has experienced the same decline in demand. In addition, third quarter 2000 revenue was reduced due to lower utilization rates compared to prior periods.

    Revenues from the Company's ten most significant clients as a percentage of total revenues increased to 16% and 12% for the three- and nine-month periods ended September 30, 2000, respectively. This compares to 10% and 11% for both the three-and nine-month periods ended September 30, 1999, respectively. The increase in revenue from the Company's ten most significant clients is attributable to revenues generated from clients of the former USWeb/CKS, which are presently producing greater levels of revenue than those of the former Whittman-Hart.

    Below is a table categorizing the Company's professional revenues by business discipline (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Technology	$212.4	$115.0	$595.7	$325.2
Brand building	62.0	2.0	152.1	5.3
Business strategy	83.0	6.2	204.7	17.4
Host One	12.0	—	24.4	—

Total revenues	$369.4	$123.2	$976.9	$347.9

    Due to an overall decline in market demand across the technology consulting industry, the Company currently expects, for the forseeable future, a substantial decline from its historical annual revenue growth rate.

    Gross Profit.  Gross profit represents revenues less cost of services. Gross profit for the three months ended September 30, 2000 grew 223% to $176.6 million from $54.6 million for the three months ended September 30, 1999. Gross profit for the nine months ended September 30, 2000 increased 212% to $476.9 million from $152.6 million for the nine months ended September 30, 1999. Gross profit as a percentage of revenues was 48% and 49% for both the three- and nine-month periods ended September 30, 2000, respectively, and 44% for the same periods in 1999. The increase in this gross profit percentage for both the three- and nine-month periods ending September 30, 2000 was due to an increase in revenues derived from brand building and business strategy consulting, which was partially offset by lower utilization.

    Selling and Marketing Expenses.  Selling and marketing expenses include the salaries, benefits and direct expenses for employees in sales and marketing departments, as well as external costs of product and service research, advertising, brand name promotions and lead-generation activities. During the nine-month period ended September 30, 2000, costs related to branding and marketing resulted primarily from the merger and integration of Whittman-Hart and USWeb/CKS. Accordingly, the costs were classified as merger, branding and integration costs.

    Selling and marketing expenses increased approximately 208% to $24.3 million for the three months ended September 30, 2000 from $7.9 million for the three months ended September 30, 1999 and increased approximately 220% to $65.1 million for the nine months ended September 30, 2000 from $20.4 million for the nine months ended September 30, 1999. These increases were related principally to the period subsequent to March 1, 2000 and were largely attributable to the ongoing selling and marketing expenses of the former USWeb/CKS. The remainder of the increase in sales and marketing expenses during the three and nine months ended September 30, 2000, was due to increased selling and marketing efforts to support the increased revenue base.

    General and Administrative Expenses.  General and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, travel, outside professional fees and all other office and corporate costs, including recruiting costs. General and administrative expenses for the three months ended September 30, 2000 increased 362% to $149.8 million from $32.4 million for the three months ended September 30, 1999. General and administrative expenses for the nine months ended September 30, 2000 increased 256% to $332.7 million, from $93.4 million for the nine months ended September 30, 1999. The increase in general and administrative expenses was primarily due to increased costs incurred subsequent to March 1, 2000 as a result of the merger, including the provision for doubtful accounts discussed below. In the 1999 periods, reported general and administrative expenses only include those of the former Whittman-Hart. As a percentage of revenues, general and administrative expenses increased to 41% for the three-month period ended September 30, 2000, compared to 26% for the three-month period ended September 30, 1999. For the nine-month period ended September 30, 2000, general and administrative expenses as a percent of revenue were 34% as compared to 27% for the nine-month period ended September 30, 1999. During the quarter ended September 30, 2000, the Company recorded a provision for doubtful accounts of $32.5 million. Since the end of the third quarter of 2000, the Company has continued to review its accounts receivable and has established a task force to improve its collection rate. During this process, the Company may identify additional receivables for which collection could be regarded as doubtful. As a result, the Company may record an additional provision for doubtful accounts, which would negatively affect earnings in the fourth quarter of 2000. In addition, the increase in general and administrative expenses for the three-and nine-month periods ended September 30, 2000 is due to greater office and facility expenses, including depreciation and amortization of facilities, equipment and software and computer rentals. Over time, the Company expects to achieve gradual decreases in general and administrative expenses as a percentage of revenues as the Company completes its integration efforts.

    Acquired In-Process Technology.  Acquired in-process technology expenses resulted from the Company's March 1, 2000 merger with USWeb/CKS and totaled $4.8 million for the nine-month period ended September 30, 2000. Acquired in-process technology represents purchased technology that had not reached the stage of technological feasibility as of the merger and had no alternative future use. Accordingly, such amounts were charged to operations in March 2000 when the Company acquired the technology.

    Stock Compensation.  Stock compensation resulted principally from certain stock compensation arrangements assumed when the Company merged with USWeb/CKS. The expense resulted primarily from stock bonuses awarded and compensation arrangements made to employees of companies acquired by USWeb/CKS prior to March 1, 2000. The Company did not incur stock compensation expense in the three-or nine-month periods ended September 30, 1999. The Company intends to offer employees the opportunity to submit outstanding options for cancellation in exchange for an agreement by the Company to issue new options to them six months and a day from the date of cancellation of the outstanding options. Generally, for each cancelled option to purchase three shares of the Company's Common Stock, the Company would agree to issue a new option to purchase one share of the Company's Common Stock. The exercise price of the new options would be based upon the fair market value of the Company's Common Stock on their issuance date. The Company does not expect to incur any stock compensation expense in connection with the exchange or the issuance of the new options.

    Amortization of Intangible Assets.  Amortization of intangible assets consists primarily of amortization of goodwill, purchased technology, workforce in place and customer lists resulting from acquisitions, substantially all of which arose from the Company's acquisition of USWeb/CKS. In general, these intangible assets have a useful life of five years. Amortization of intangible assets totaled $356.8 million in the three months ended September 30, 2000 and $831.0 million in the nine months ended September 30, 2000. Amortization of intangible assets for the three months ended September 30, 1999 totaled $0.1 million and $0.3 million for the nine months ended September 30, 1999. Until these intangible assets are fully amortized, the Company expects that amortization expense will approximate $1.4 billion per year.

    Merger, Branding and Integration Costs.  Merger, branding and integration costs include expenses related to the creation, launch and promotion of the Company's new brand and lease termination fees, fixed asset impairment provisions, severance accruals, professional fees and other transaction-related fees and expenses, primarily incurred by the former Whittman-Hart. Merger, branding and integration costs were $64.1 million for the three months ended September 30, 2000 and $0.4 million for the three months ended September 30, 1999. Merger, branding and integration costs were $100.0 million for the nine months ended September 30, 2000 and $4.7 million for the nine months ended September 30, 1999. During fiscal 2000, the increase in merger, branding and integration costs related to the Company's merger with USWeb/CKS on March 1, 2000. In the first nine months of 1999, merger and integration costs related to the Company's acquisition of Waterfield Technology Group in March 1999 and POV Partners Inc. in May 1999. Subsequent to the third quarter of 2000, the Company does not expect to incur additional merger, branding and integration costs related to the merger with USWeb/CKS.

    During the three and nine months ended September 30, 2000, the Company incurred specific costs for redundant offices and personnel. The total cost related to lease termination was $4.9 million for the three and nine months ended September 30, 2000. Also included in the three- and nine-month periods ended September 30, 2000 were severance payments and duplication of certain administrative functions totaling $1.0 million and $3.5 million, respectively.

    Income (Loss) From Operations.  Income (loss) from operations decreased $453.3 million to a loss of $439.5 million for the three months ended September 30, 2000, down from operating income of $13.9 million in the three months ended September 30, 1999. Income (loss) from operations also decreased $953.5 million to a loss of $919.6 million for the nine months ended September 30, 2000, from operating income of $33.9 million during the nine months ended September 30, 1999. The increased operating loss is due principally to expenses associated with the amortization of intangible assets, stock compensation expense and merger, branding and integration costs associated with the merger with USWeb/CKS.

    Other Income, Net.  Other income, net, decreased $1.1 million to $0.8 million from $1.9 million for the three months ended September 30, 2000, as compared to the three months ended September 30, 1999. The decrease in other income, net, for the three months ended September 30, 2000 as compared to September 30, 1999 resulted from the Company's equity loss in Blue Vector LLC ("Blue Vector") of approximately $0.9 million. Other income, net, increased 45% to $7.7 million for the nine months ended September 30, 2000 from $5.3 million for the nine months ended September 30, 1999. Other income, net, for the nine-month period ended September 30, 2000 includes increased interest income on investments related to the net proceeds of $98.2 million from the Company's issuance of common stock to Novell, Inc. in November 1999 and cash acquired from the acquisition of USWeb/CKS.

    Income Taxes.  For the three and nine months ended September 30, 2000, the provision for income taxes represents accrued U.S. federal, foreign and state taxes. The tax expense represents taxes related to foreign jurisdictions and the effect of certain items affecting taxable income that do not affect the provision for income taxes. For the three and nine months ended September 30, 1999, the provision for income taxes represents the actual provision for income taxes of Whittman-Hart prior to its merger with USWeb/CKS.

Liquidity and Capital Resources

    At November 17, 2000, the Company had approximately $80 million of cash and cash equivalents compared to $120 million and $228 million of cash and cash equivalents and short-term investments at September 30, 2000 and December 31, 1999, respectively. Cash and cash equivalents of $80 million at November 17, 2000 included restricted cash of $53 million relating to letters of credit collateralizing leases and other financing arrangements. Accordingly, at such date, approximately $27 million of cash and cash equivalents were available to meet the Company's short-term liquidity needs.

    Net cash used in operating activities was $79.8 million during the nine-month period ended September 30, 2000. The use of cash during the nine months ended September 30, 2000 was primarily due to a net loss excluding non-cash charges (largely resulting from increased expenditures for merger, funding and integration relating to the merger with USWeb/CKS), as well as increases in accounts receivable resulting from revenue growth and slower collection of cash since the merger of USWeb/ CKS and Whittman-Hart, offset in part by increases in certain accrued liabilities. In the third quarter of 2000, the Company identified and reserved approximately $59.8 million of accounts receivable for which collection is doubtful, approximately $27.3 million of which was charged to the pre-merger operating results of USWeb/CKS, effectively increasing the goodwill resulting from that merger, and the remainder of which was charged to third quarter operating results. Since the end of the third quarter of 2000, the Company has continued to review its accounts receivable and has established a task force to improve its collection rate. During this process, the Company may identify additional receivables for which collection could be regarded as doubtful. As a result, the Company may record an additional provision for doubtful accounts, which would negatively affect earnings in the fourth quarter of 2000. During the nine months ended September 30, 1999, operating activities provided $26.8 million due primarily to net income generated during the period.

    During the nine-month period ended September 30, 2000, the Company invested cash of $95.8 million in marketable and nonmarketable equity securities, the most significant of which was an investment in Blue Vector. On March 1, 2000, the Company announced the formation of and its investment in Blue Vector, a venture capital organization. Blue Vector invests in the technology industry and also provides financial advisory services, business strategy and branding services to its clients. During the nine months ended September 30, 2000, the Company contributed $49.8 million of cash and $28.6 million of nonmarketable equity securities to fund its investment in Blue Vector. As of November 17, 2000, the Company had contributed an additional $6.5 million to Blue Vector and may also owe Blue Vector an additional $5.0 million. In addition to the investment in Blue Vector, during the nine-month period ended September 30, 2000, the Company invested $30.2 million in nonmarketable equity investments and $15.8 million in marketable equity securities.

    Capital expenditures of $93.1 million and $31.0 million for the nine-month periods ended September 30, 2000 and 1999, respectively, consisted primarily of real estate, computer equipment and software and office furniture and equipment to support the growth and expansion of the Company. During the remainder of 2000, marchFIRST may make similar types of expenditures to expand offices and improve information systems. Total capital expenditures for marchFIRST during 2000 are expected to approximate $115 million, including approximately $15 million to repay the operating lease facility as described below.

    During the nine-month periods ended September 30, 2000 and September 30, 1999, $63.2 million and $24.6 million, respectively, of cash was provided by the exercise of stock options and the issuance of common stock through the Company's employee stock purchase plan. Based upon the current trading price of the Company's common stock, the exercise prices of outstanding options, and the opportunity to exchange outstanding options for new options that the Company intends to offer its employees, the Company does not believe that the exercise of stock options will continue to be a meaningful source of cash, at least in the near term.

    The Company has purchased three million shares of its common stock to be held as treasury stock during 2000 at a cost of $65.0 million. The treasury stock is intended for issuance of shares under the Company's employee stock option and employee stock purchase plans. The Company does not have any current plans to purchase any additional common stock in the foreseeable future.

    On April 26, 2000, the Company entered into an operating lease agreement which engaged Bank One Capital Markets, Inc. as administrative agent to structure, arrange and syndicate a $93 million lease facility related both to the expansion of marchFIRST's new Chicago facility and to the construction of a new parking facility. On November 14, 2000, the Company repaid the approximately $15 million then outstanding under the facility and the operating lease agreement was terminated. Any further construction activities related to these development efforts are expected to be funded by the Company's operating cash flows over the next two to three years or through new financing.

    Since September 15, 2000, marchFIRST has had the ability to borrow up to $55 million under an unsecured loan agreement with American National Bank and Trust Company of Chicago, an affiliate of Bank One Corporation, that bears interest at LIBOR plus 1.5% or the lender's prime rate. As of September 30, 2000, there were no borrowings under this loan agreement, but $15 million had been utilized to secure certain letters of credit. As of November 17, 2000 the Company had utilized a total of approximately $53 million under this agreement, including $38 million in borrowings and $15 million to secure letters of credit. This facility expires on March 15, 2001.

    Additionally, the Company has an unsecured credit line with PNC Bank with a current borrowing capacity of $11.0 million, which was fully drawn on both September 30, 2000 and November 17, 2000. This agreement bears interest at LIBOR plus 1.75% and is scheduled to expire December 31, 2000. Also, the Company has an unsecured line of credit with KBC Bank, a Belgian bank, with borrowing capacity of up to 5.0 million Euros or approximately $4.3 million at November 17, 2000. There were outstanding borrowings of $3.2 million and $4.3 million at September 30, 2000 and November 17, 2000, respectively. The line of credit bears an interest rate of 6.4% and is scheduled to expire on November 24, 2000, but the expiration date is expected to be extended.

    Further, in connection with a renegotiated strategic alliance with Microsoft, Microsoft provided the Company with an interest-free loan of which $12.0 million is outstanding at November 17, 2000, and $6.0 million at September 30, 2000. The loan is due and payable in four equal installments of $3.0 million each beginning on December 31, 2002 and ending on June 30, 2004.

    The Company believes that it will be required to obtain additional financing to meet its anticipated short-term cash needs. The Company believes that it will need approximately $50 million in additional financing through the end of 2000 and an additional approximately $50 million in early 2001 to refinance its existing bank facilities and to meet, along with cash flows from operations, the Company's liquidity needs for the foreseeable future. The Company is currently engaged in active discussions and review of proposals regarding various potential financing alternatives. These alternatives include new or expanded credit facilities, accounts receivable financing, other secured debt financing, sales of non-strategic business units and sales of debt or equity securities. The Company also expects to sell marketable securities now held by the Company. Although the Company believes that it will be able to obtain sufficient additional financing, its ability to obtain such financing on acceptable terms, if at all, will depend on a number of factors, including market conditions and the Company's operating performance. Additionally, if the Company raises funds through the issuance of equity or equity-related securities, the securities may have rights, preferences and privileges senior to those of the Company's common stock, and the holders of the common stock may suffer significant dilution.

    The Company has also implemented cost reduction measures to slow the rate at which it uses cash. These include workforce reductions and reductions in capital expenditures. On November 13, 2000, the Company announced the layoffs of 1,000 employees, which are expected to reduce operating costs by approximately $100 million per year, beginning in 2001. In the fourth quarter of 2000, the Company expects to incur significant expenses for employee severance and other related expenses in connection with these layoffs.

    See "Risk Factors—If we cannot increase our available cash resources in the near future, we will not be able to operate our business as currently anticipated."

Acquisition

    On March 1, 2000, the Company and USWeb/CKS completed a merger. Under the terms of the merger agreement, 82,431,300 shares of Whittman-Hart common stock were exchanged for all the outstanding common stock of USWeb/CKS. In addition, employee options and warrants to purchase shares of USWeb/CKS common stock were assumed by Whittman-Hart and became options and warrants to purchase 34,010,426 shares and 2,058,700 shares of the Company's common stock, respectively. These amounts reflect an exchange ratio of 0.865 of a share of Whittman-Hart common stock for each share of USWeb/CKS common stock. This transaction was accounted for as a purchase business combination in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." The total consideration for the transaction was valued at approximately $7.1 billion, and includes the value of common stock issued in the merger, options and warrants, and other direct acquisition costs.

Strategic Alliances

  OpenTide

    During the third quarter of 2000, the Company entered into a series of agreements with OpenTide Korea Corporation ("OpenTide"), an affiliate of Samsung Corp. In connection with this transaction, the Company agreed to contribute $12.0 million to OpenTide in exchange for a 10-year bond convertible into a 33.3% equity interest in OpenTide.

    Also in connection with this transaction, the Company transferred certain materials to OpenTide in exchange for cash payments totaling $10.0 million. Under the terms of the agreement, $5.0 million was payable by OpenTide on October 17, 2000 and the remaining $5.0 million is due on or before April 17, 2002. The Company did not recognize any revenue on this transaction in the third quarter of 2000.

  Microsoft

    As a result of the Company's merger with USWeb/CKS, the Company renegotiated its strategic alliance with Microsoft Corporation effective April 1, 2000. The alliance was formed to assist in the development of the Internet framework ("iFrame"), a standardized architecture for developing integrated e-business solutions. The professional services revenues recognized by the Company under this alliance agreement represent its Host One business discipline. Under the terms of the renegotiated alliance agreement, Microsoft has agreed to pay the Company a total of $58.0 million for certain system and methodology development initiatives. As of September 30, 2000, Microsoft has paid the Company $42.8 million related to these initiatives, with the remainder expected to be paid by the end of 2000. Under the terms of the renegotiated alliance agreement, the Company recognized as revenue $14.4 million of the $42.8 million payment during the third quarter of 2000. In addition, $6.9 million of the $42.8 million payment is recorded as deferred revenue at September 30, 2000. Also, Microsoft will provide a joint technology application services lab to assist in such development and will provide certain other funding including a joint marketing fund. As part of the original alliance agreement, Microsoft purchased, for $15.0 million, a warrant allowing Microsoft to acquire shares of USWeb/CKS common stock. This warrant was assumed by Whittman-Hart and became a warrant to purchase up to 865,000 shares of marchFIRST common stock at an exercise price of $31.90 per share, which represented the fair value of USWeb/CKS's common stock at the date of the alliance as adjusted for the merger. The warrant is exercisable anytime prior to its expiration in September 2004. Should the Company be successful in developing iFrame and its associated applications, the Company will pay to Microsoft a royalty at a variable rate of certain revenues, if any, from July 2001 until the earlier of December 31, 2007 or when the aggregate royalty paid totals $107.7 million. Finally, in connection with the renegotiated alliance agreement, Microsoft agreed to loan the Company $12.0 million on an interest free basis. This loan will be due and payable in four equal installments of $3.0 million each beginning on December 31, 2002 and ending on June 30, 2004.

  3Com

    As a result of the Company's merger with USWeb/CKS, the Company assumed an alliance agreement with 3Com Corporation ("3Com"). Under the terms of the agreement, the Company is required to provide solutions that include an integrated set of products, technology, services, and implementation activities to promote and encourage the use of 3Com products ("Solutions"). At inception, the Company agreed to develop approximately five to six Solutions with deliverables to be agreed upon by 3Com and the Company. When such deliverables have been agreed by both parties, 3Com provides advance funding for Solutions to the Company. During the three and nine months ended September 30, 2000 the Company recognized $9.8 million and $19.5 million of revenue, respectively, representing services provided for Solutions developed. To date, the Company has worked on the development of three Solutions for 3Com. At September 30, 2000 deferred revenue for services provided for Solutions to 3Com totaled $8.4 million.

  Other Strategic Alliances

    In the normal course of business, the Company has entered into strategic alliance agreements with a number of other companies, that focus on a variety of the Company's business focus areas. None of these other strategic alliance agreements subject the Company to significant financial obligations, nor do they have a direct and immediate impact on the Company's financial condition or its results of operations.

Risk Factors

    You should consider the following risks, as well as those risks described in our Annual Report on Form 10-K for the year ended December 31, 1999 (the "10-K") under the caption "Risk Factors," in evaluating our business and our securities. These matters should be considered along with the other information included in this Quarterly Report on Form 10-Q and in the 10-K.

In accordance with "plain English" guidelines provided by the SEC, the risk factors have been written in the first person.

Our success is dependent on the market for Internet professional services, which has recently experienced a downturn

    The market for Internet professional services has recently experienced a significant decline. This decline is at least partly attributable to the revenue erosion and funding difficulties suffered by many e-commerce companies and their resulting reduction in spending on consulting services. In addition, many traditional, non-Internet based companies have slowed their efforts to develop e-commerce ventures, in part due to reduced competition from Internet-based startups. These trends are adversely affecting our revenue growth and profitability, and we expect that they will continue to do so, at least in the near future. Even if the market for Internet professional services improves, the growth in that market may not occur at an adequate pace to allow us to execute our business plan, and our revenue growth and operating margins may continue to suffer.

If we cannot increase our available cash resources in the near future, we will not be able to operate our business as currently anticipated

    We believe that our current cash resources, together with existing sources of liquidity, will not be sufficient to fund our anticipated short-term cash needs and that we will be required to obtain additional financing in the very near future. We are currently engaged in active discussions and review of proposals regarding potential financing alternatives. However, we may not be able to obtain such financing on acceptable terms, if at all, due to a number of factors, including market conditions and our operating performance. In addition, if we raise funds through the issuance of equity or equity-related securities, the securities may have rights, preferences and privileges senior to those of our common stock, and the holders of our common stock may suffer significant dilution. If we are unable to satisfy our liquidity needs through a combination of additional financing and cost reduction measures, we will not be able to continue to conduct our business as currently anticipated, and there will be a severe adverse impact on our operating results and financial condition.

We may lose money on fixed-price arrangements, which have become a larger part of our business

    Since the merger with USWeb/CKS, a greater percentage of our revenues have been derived from fixed-price arrangements. If our actual costs for any of these projects exceed the estimated costs, our billing margins and operating results will be harmed. In making proposals for fixed-price arrangements, we estimate the time and money required to complete the project. These estimates reflect judgments about the complexity of the engagement and the efficiency of our methods. Our most significant direct expense is for the compensation of our consulting professionals. Unanticipated complications in these arrangements typically require the utilization of more consulting time than originally budgeted. In a fixed-price arrangement, these complications reduce the profitability of the contracts and can even lead to losses. The losses or diminished profitability on fixed-price arrangements could materially harm our business, financial condition and results of operations.

We have faced increasing difficulty in collecting accounts receivable

    Since our merger with USWeb/CKS, the average rate at which we have collected our accounts receivable has slowed. Largely as a result of this slowdown, as well as our increased revenues, our accounts receivable have grown substantially. The increase in accounts receivable negatively impacts our cash flow and exposes us to greater credit risk, particularly considering the liquidity problems facing many e-commerce companies. This exposure is magnified as we complete more projects on a fixed-price basis, because, in such arrangements we often fulfill a significant portion of the project before seeking payment. We have, in fact, experienced increasing difficulty in collecting some of our accounts receivable. During the third quarter of 2000, we determined that it was appropriate to reserve $59.8 million of accounts receivable as bad debt. Of this amount, $32.5 million directly reduced net income in the third quarter of 2000. We may identify additional receivables for which collection is doubtful. As a result, we may record an additional provision for doubtful accounts, which would negatively affect our earnings in the fourth quarter of 2000. If we are unable to reduce our accounts receivable and continue to incur difficulties in collecting these receivables and incur related bad debt write-offs, our liquidity, financial condition and operating results will be materially adversely affected.

We must retain consulting and other key personnel in an increasingly challenging business environment

    The Internet professional services business is labor intensive. Historically, we have encountered intense competition from other companies for consulting professionals with skills required by our clients. In light of the business challenges facing our company, we may face additional difficulty in attracting and retaining these professionals and other key personnel. Also, our recently announced workforce reduction may adversely affect the morale of, and our ability to retain, those employees who are not being terminated. Because our stock price has recently suffered a significant decline, the stock options held by our employees and other stock-based compensation may have diminished effectiveness as employee retention devices. If our retention efforts are ineffective, employee turnover could increase and our ability to provide client service would be negatively affected.

We face litigation that could have a material adverse effect on our business, financial condition and results of operations

    We and some of our directors and executive officers have been named as defendants in numerous private securities class action lawsuits. Between October 26, 2000 and November 17, 2000, nine purported class action lawsuits were filed in the United States District Court for the Northern District of Illinois, alleging that we made certain material misrepresentations and failed to disclose certain material facts about our condition and prospects. We cannot predict what the outcome of these lawsuits will be. It is possible that we may be required to pay substantial damages or settlement costs in excess of our insurance coverage, which could have a material adverse effect on our financial condition or results of operation. We could also incur substantial legal costs, and management's attention and resources could be diverted from our business.

Our operating results may be adversely affected by declines in the value of our equity investments

    From time to time, we acquire equity securities of customers and other companies, most of which operate in Internet and e-commerce-related markets. We make these investments directly, and indirectly through Blue Vector BV Strategic Partners. There generally is no liquid trading market for these securities, and the value of these securities may decline due to market conditions, operating results of the issuers and other conditions over which we have no control. There have been recent downturns in the equity markets generally and in the equity markets for Internet-related companies in particular. A decline in the value of our equity investments may adversely affect our operating results in future periods.

Cautionary Note Regarding Forward-Looking Statements

    This Form 10-Q contains certain forward-looking statements that reflect marchFIRST's current expectations about its future results, performance, prospects and opportunities. These forward looking statements are based on the current beliefs of marchFIRST's management as well as assumptions made by, and information currently available to, marchFIRST's management. marchFIRST has tried to identify these forward-looking statements by using words such as "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. These forward-looking statements are subject to a number of risks, uncertainties, and other factors that could cause marchFIRST's actual results, performance, prospects, or opportunities in the remainder of 2000 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include but are not limited to, the development of the marketplace for internet professional services and other factors affecting market demand, marchFIRST's ability to increase its available cash resources, marchFIRST's ability to manage its growth and expansion into new geographic areas and service lines, marchFIRST's ability to predict revenues from fixed-price client engagements, foreign currency exchange fluctuations and other risks associated with international business, difficulties in attracting and retaining highly skilled employees, marchFIRST's ability to collect on amounts billed for its consulting engagements, risks related to marchFIRST investments in equity securities, risks related to possible acquistions, competitive factors, integration and other risks related to the merger with USWeb/CKS and the possible consequences of stockholder lawsuits against marchFIRST. For further information about these and other risks, uncertainties and factors, please review the disclosure above under the caption"—Risk Factors" and the disclosure under the caption "Risk Factors" in marchFIRST's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission. marchFIRST undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or changed circumstances or for any other reason.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    At September 30, 2000, the Company maintained investments in marketable equity securities. These securities are classified as available for sale on the condensed consolidated balance sheet and reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of applicable deferred income taxes. As of September 30, 2000, the fair value of the Company's marketable equity securities portfolio was $22.8 million.

    The Company's exposure to interest rate risks results primarily from its short-term investments. During the third quarter, the Company liquidated the majority of its short-term investments. The remaining $11.4 million balance of short-term investments consisted of highly liquid investments that have maturities during the fourth quarter of 2000.

    As a result of the merger with USWeb/CKS, the Company assumed certain additional risks, primarily risks associated with foreign currency exchange rate fluctuations. In the normal course of business, the Company establishes policies and procedures to manage its exposure to fluctuations in foreign currency exchange rates. As of September 30, 2000, the Company had operating subsidiaries located in several countries including the United Kingdom, Germany, France, Canada, Switzerland, Spain, Australia, and South Africa. These subsidiaries operate primarily in the functional currency of their individual countries.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

    Between October 26, 2000 and November 17, 2000, nine purported class action lawsuits were filed in the United States District Court for the Northern District of Illinois against marchFIRST and its chief executive officer Robert Bernard alleging violations of Section 10(b) and Section 20(a) of The Securities Exchange Act of 1934, as amended (the "Act"). Peter Murphy, the Company's Chief Financial Officer, is also a defendant in two of the cases. The purported class action were filed on behalf of all those who purchased marchFIRST stock between July 25, 2000, and October 23, 2000 (the "Class Period"). According to the plaintiffs, the Company, with the knowledge and assistance of the individual defendants, made certain material misrepresentations and failed to disclose certain material facts about the Company's condition and prospects during the Class Period, causing the plaintifs and the class to buy Company stock at artificially inflated prices. The plaintiffs ask for unspecified amounts as damages, interest and costs and ancillary relief. The Company will respond to the allegations at the appropriate time.

    Management believes that these suits are without merit, and management and the Company intend to defend them vigorously. Management believes, based on information currently available, that the ultimate resolution of this litigation will not have a material adverse effect on the financial condition of results or the operations of the Company.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits
	3.1	Third Amended and Restated By-laws of marchFIRST
	10.1	Executive Employment Agreement between marchFIRST and Thomas R. Metz
	10.2	Promissory note dated September 15, 2000 issued by marchFIRST in the principal amount of $55,000,000 payable to American National Bank and Trust Company of Chicago; together with a Loan Agreement dated as of April 30, 2000 by and between American National Bank and Trust Company of Chicago and marchFIRST
	27.1	Financial Data Schedule
	27.2	Financial Data Schedule (restated)
(b)		No reports on Form 8-K were filed during the three-month period ended September 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

marchFIRST, Inc.
Date: November 20, 2000	By:	/s/ ROBERT F. BERNARD Robert F. Bernard Chairman of the Board
Date: November 20, 2000	By:	/s/ PETER F. MURPHY Peter F. Murphy Chief Financial Officer and Treasurer

QuickLinks

TABLE OF CONTENTS
Condensed Consolidated Balance Sheets as of September 30 2000 and December 31 1999
Condensed Consolidated Statements of Operations for the three and nine months ended September 30 2000 and September 30 1999
Condensed Consolidated Statements of Cash Flows for nine months ended September 30 2000 and September 30 1999
Notes to Condensed Consolidated Financial Statements
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Risk Factors
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES